Form 10-Q
period 1995-06-30
STERLING GAS DRILLING FUND 1981
filed 1995-08-10
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

                             or

/  /Transition Report Pursuant to Section 13 or 15(d)of  the
Securities Exchange Act of 1934

For the Transition Period Ended ______________________

                    Commission File Number 0-10501


               STERLING GAS DRILLING FUND 1981
     (Exact name of registrant as specified in charter)

                          New York
      (State or other jurisdiction of incorporation or
                        organization)

                         13-3098770
            (IRS employer identification number)

      One Landmark Square, Stamford, Connecticut  06901
    (Address and Zip Code of principal executive offices)

                       (203) 358-5700

    (Registrant's telephone number, including area code)

                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes  /X/  No   / /
Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1995 and December 31, 1994.

Statements of Operations for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1995, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total limited Partner capital contributions.
Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next twelve months.
The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $703,000.
2.  Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one
plugged well.   The Registrant has had a reserve report prepared which
details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.

3.   Results of Operations -
Operating Revenues increased from $122,147 in 1995 to $130,526 in 1995. The gas production increase, from 45,194 MCF in 1995 to 47,265 MCF in 1995, was partially offset by lower average price per MCF from $2.83 in 1995 to $2.55 in 1995. Changes in purchaser's main line pressures contributed to easier gas flow and increased production. Oil production combined with higher prices per barrel in 1995 resulted in increased oil revenue. Production expenses decreased from $57,878 in 1994 to $46,378 in 1995. In 1994 additional location and road repairs were needed due to freezing and flooding which occurred throughout the winter production periods.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.



The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $250,000. The lower depletion expense in 1995 is due to lower depletable cost basis in oil and gas properties.

4. Other-
In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121) which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs. The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

The Resistrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way the test is performed, is not known at this time.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item . Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.



                          S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       STERLING GAS DRILLING FUND 1981
August 10, 1995        BY: /S/Charles E. Drimal, Jr.
(DATE)                     Charles E.Drimal, Jr.
                           General Partner




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                        June 30,      December 31,
                                          1995            1994
Assets
Current Assets:
  Cash and cash equivalents           $         97  $            43
  Due from others                           23,199               --
                                        ----------      -----------
      Total current assets                  23,296               43

Oil and Gas properties -
successful efforts method:
  Leasehold costs                          236,502          236,502
  Well and related facilities            6,938,085        6,938,085
   less accumulated
   depreciation,depletion and
   amortization                         (5,836,108)      (5,785,763)
                                        ----------       ----------
                                         1,338,479        1,388,824
                                        ----------       ----------
       Total assets                   $  1,361,775  $     1,388,867

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $    253,651  $       252,719
                                        ----------       ----------
        Total current liabilities          253,651          252,719
                                        ----------       ----------

  Partners' Equity
   Limited partners                      1,230,913        1,261,971
   General partners                       (122,789)        (125,823)
                                        ----------       ----------
         Total partners' equity          1,108,124        1,366,148
                                        ----------       ----------

         Total liabilities and
          partners' equity            $  1,361,775  $     1,388,867
                                        ==========       ==========
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners         Total
Revenue:
Operating revenue           $    109,838 $    20,688 $    130,526
                                --------    --------      -------
  Total Revenue                  109,838      20,688      130,526
                                --------    --------      -------

Costs and Expenses:
Production expense                39,027       7,351       46,378
General and administrative        42,073       7,925       49,998
 to a related party
General and administrative         9,954       1,875       11,829
Depreciation, depletion
 and amortization                 49,842         503       50,345
                                --------    --------      -------
  Total Costs and Expenses       140,896      17,654      158,550
                                --------    --------      -------
  Net Income(loss)          $    (31,058)  $  3,034   $   (28,024)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $     (3.53)
                                  ======
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1994

                                Limited     General
                                Partners    Partners      Total
Revenue:
Operating revenue           $     102,787 $   19,360  $   122,147
                                ---------   --------    ---------
  Total Revenue                   102,787     19,360      122,147
                                ---------   --------    ---------

Costs and Expenses:
Production expense                 48,704      9,174       57,878
General and administrative
 to a related party                48,470      9,130       57,600
General and administrative          8,335      1,570        9,905
Depreciation, depletion
 and amortization                  54,401        550       54,951
                                  -------    -------    ---------
  Total Costs and Expenses        159,911     20,423      180,334
                                  -------    -------    ---------
  Net Income(loss)          $     (57,125) $  (1,062)  $  (58,187)
                                =========    ========    =========
Net Income(loss)
    per equity unit         $       (6.50)
                                =========
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited     General
                               Partners    Partners            Total
Revenue:
Operating revenue            $    48,179 $     9,074  $       57,253
                                --------    --------       ---------
  Total Revenue                   48,179       9,074          57,253
                                --------    --------       ---------

Costs and Expenses:
Production expense                22,302       4,201          26,503
General and administrative
 to a related party               21,036       3,963          24,999
General and administrative         6,440       1,213           7,653
Depreciation, depletion
 and amortization                 24,992         251          25,173
                                --------    --------       ---------
  Total Costs and Expenses        74,700       9,628          84,328
                                --------    --------       ---------
  Net Income(loss)           $   (26,521) $     (554) $      (27,075)
                                ========    ========        =========
Net Income(loss)
    per equity unit          $     (3.02)
                                 ========
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1994

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $     47,349 $     8,918 $       56,267
                                --------    --------    -----------
  Total Revenue                   47,349       8,918         56,267
                                --------    --------    -----------

Costs and Expenses:
Production expense                24,261       4,570         28,831
General and administrative        24,235       4,565         28,800
 to a related party
General and administrative         5,157         971          6,128
Depreciation, depletion           27,200         275         27,475
 and amortization
                                --------    --------    -----------
  Total Costs and Expenses        80,853      10,381         91,234
                                --------    --------    -----------
  Net Income(loss)          $    (33,505)  $  (1,462) $     (34,967)
                                ========    ========    ===========
Net Income(loss)
    per equity unit         $      (3.81)
                                   ======


                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1995


                               Limited     General
                               Partners    Partners             Total

Balance at beginning of
period                      $  1,261,971 $  (125,823)  $    1,136,148
Net Income(Loss)                 (31,058)     3,3034          (28,024)
                               ---------    --------       -----------
Balance at end of period       1,230,913    (122,789)       1,108,124
                               =========    ========       ===========


                                    Six Months Ended
                                     June 30, 1994

                              Limited      General
                              Partners     Partners              Total

Balance at beginning of
period                      $  1,641,938 $    (120,979)  $  1,520,959
  Net Income(Loss)               (57,123)       (1,064)       (58,187)
                               ---------      --------      ----------
Balance at end of period       1,584,815      (122,043)     1,462,772
                               =========      ========      ==========
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1995


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,257,434 $   (122,235) $     1,135,199
  Net Income(Loss)                (26,521)        (554)         (27,075)
                                 --------     --------       ----------
Balance at end of period        1,230,913     (122,789)       1,108,124
                                 ========     ========       ==========


                                   Three Months Ended
                                     June 30, 1994

                              Limited      General
                              Partners     Partners        Total

Balance at beginning of
period                      $  1,618,319 $  (120,580)   $    1,497,739

  Net Income(Loss)               (33,504)     (1,463)         (34,967)
                               ---------    --------         ----------
Balance at end of period       1,584,815    (122,043)        1,462,772
                               =========   =========         ==========

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                        Six months     Six months
                                          ended           ended
                                         June 30,       June 30,
                                           1995           1994

Net cash provided by operating                   54             43
activities
                                         ----------     ----------
Net increase(decrease) in cash and
  cash equivalents                               54             43
Cash and cash equivalents at
beginning of period                              43             30
                                         ----------     ----------
Cash and cash equivalents at end of  $           97 $           73
period
                                         ==========     ==========

see accompanying note to financials


                     STERLING GAS DRILLING FUND 1981
                     (a New York limited partnership)
                       Note to Financial Statements
                             June 30, 1995

1. The accompanying statements for the period ending June 30, 1995 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior periods' financial statements to conform to the current period presentation.