Form 10-Q
period 1995-09-30
STERLING GAS DRILLING FUND 1981
filed 1995-11-13
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Part I
Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and
1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total Limited Partner capital contributions.


Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next three months.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $703,000 as compared to the December 31, 1993 amount of $1,344,000.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.
2.  Capital Resources -

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

3.   Results of Operations -
 The Partnership's overall operating revenues decreasing minimally
from $194,956 in 1994 to $193,199 in 1995.    The  increased gas
production, from 70,535 MCF in 1994 to 71,018 MCF in 1995, was offset by lower average price per MCF from $ 2.80 in 1994 to $2.54 in 1995. Although the Partnership receives only a minor amount of revenue from oil, higher oil production and average oil prices in 1995 did contribute to minimize the decline in overall operating revenues.

Production expenses decreased from $85,420 in 1994 to $65,265 in 1995. Additional location and road repairs were expended during the spring and summer of last year. These costs were incurred because of the freezing and flooding which occurred throughout the 1994 winter and spring production periods. Most expenditures for repairs, locations and labor in 1995 were used to maintain the general upkeep of the wells and well sites.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership.

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

4. Other-

In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No.
121)which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs.
The statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with SFAS No. 121.

The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way this test is performed, is not known at this time.








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


                                    STERLING GAS DRILLING FUND 1981
November 13, 1995                   BY: /S/Charles E.Drimal Jr.
(DATE)                                  -----------------------
                                    Charles E. Drimal, Jr.
                                    General Partner







                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                         September       December
                                            30,          31, 1994
                                            1995
Assets
Current Assets:
  Cash and cash equivalents           $           25 $           43
                                          ----------    -----------
      Total current assets                        25             43

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502        236,502
  Well and related facilities              6,938,085      6,938,085
   less accumulated
   depreciation, depletion and
   amortization                           (5,861,280)    (5,785,763)
                                          ----------     ----------
                                           1,313,307      1,388,824
                                          ----------     ----------
       Total assets                   $    1,313,332 $    1,388,867

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $      214,982 $      252,719
                                          ----------     ----------
        Total current liabilities            214,982        252,719
                                          ----------     ----------

  Partners' Equity
   Limited partners                        1,218,950      1,261,971
   General partners                         (120,600)      (125,823)
                                          ----------     ----------
         Total partners' equity            1,098,350      1,136,148
                                          ----------     ----------

         Total liabilities and
          partners' equity            $    1,313,332 $    1,388,867
                                          ==========     ==========



See accompanying note to the financial statements
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $    162,577 $    30,622 $    193,199
                                --------    --------      -------
  Total Revenue                  162,577      30,622      193,199
                                --------    --------      -------

Costs and Expenses:
Production expense                54,920      10,345       65,265
General and administrative
 to a related party               63,110      11,887       74,997
General and administrative        12,806       2,412       15,218
Depreciation, depletion
 and amortization                 74,762         755       75,517
                                --------    --------      -------
  Total Costs and Expenses       205,598      25,399      230,997
                                --------    --------      -------
  Net Income(loss)          $    (43,021) $    5,223  $   (37,798)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (4.89)
                                  ======




See accompanying note to the, financials
                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1994

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $    164,055      30,901 $    194,956
                                --------    --------      -------
  Total Revenue                  164,055      30,901      194,956
                                --------    --------      -------

Costs and Expenses:
Production expense                71,881      13,539       85,420
General and administrative
 to a related party               72,706      13,694       86,400
General and administrative        11,644       2,193       13,837
Depreciation, depletion
 and amortization                 81,603         824       82,427
                                --------    --------      -------
  Total Costs and Expenses       237,834      30,250      268,084
                                --------    --------      -------
  Net Income(loss)          $    (73,779)        651  $   (73,128)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (8.39)
                                  ======


See accompanying note to the, financials



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners            Total
Revenue:
Operating revenue            $    52,739       9,934  $       62,673
                                --------    --------       ---------
  Total Revenue                   52,739       9,934          62,673
                                --------    --------       ---------

Costs and Expenses:
Production expense                15,893       2,994          18,887
General and administrative
 to a related party               21,037       3,962          24,999
General and administrative         2,852         537           3,389
Depreciation, depletion
 and amortization                 24,920         252          25,172
                                --------    --------       ---------
  Total Costs and Expenses        64,702       7,745          72,447
                                --------    --------       ---------
  Net Income(loss)           $   (11,963)      2,189   $      (9,774)
                                ========    ========       =========
Net Income(loss)
    per equity unit          $     (1.36)
                                ========


See accompanying note to the, financials


                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     61,268      11,541 $       72,809
                                --------    --------    -----------
  Total Revenue                   61,268      11,541         72,809
                                --------    --------    -----------

Costs and Expenses:
Production expense                23,177       4,365         27,542
General and administrative
 to a related party               24,236       4,564         28,800
General and administrative         3,309         623          3,932
Depreciation, depletion
 and amortization                 27,202         274         27,476
                                --------    --------    -----------
  Total Costs and Expenses        77,924       9,826         87,750
                                --------    --------    -----------
  Net Income(loss)          $    (16,656)  $   1,715 $      (14,941)
                                ========    ========    ===========
Net Income(loss)
    per equity unit         $      (1.89)
                                  ======


See accompanying note to the, financials




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                   $    1,261,971  $   (125,823)  $    1,136,148
Net Income(Loss)                (43,021)        5,223          (37,798)
                              ---------      --------      -----------
Balance at end of period $    1,218,950      (120,600) $     1,098,350
                              =========      ========      ===========


                                  Nine Months Ended
                                 September 30, 1994

                              Limited      General
                              Partners     Partners              Total

Balance at beginning of
period                      $  1,641,938 $    (120,979)  $  1,520,959
  Net Income(Loss)               (73,779)          651        (73,128)
                               ---------      --------      ----------
Balance at end of period    $  1,568,159      (120,328)  $  1,447,831
                               =========      ========      ==========


See accompanying note to the, financials

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,230,913 $   (122,789) $     1,108,124
  Net Income(Loss)                (11,963)       2,189           (9,774)
                                 --------     --------       ----------
Balance at end of period    $   1,218,950     (120,600) $     1,098,350
                                 ========     ========       ==========


                                   Three Months Ended
                                   September 30, 1994

                              Limited      General
                              Partners     Partners        Total

Balance at beginning of
period                      $  1,584,815 $  (122,043)   $    1,462,772
  Net Income(Loss)               (16,656)      1,715           (14,941)
                               ---------    --------         ----------
Balance at end of period    $  1,568,159    (120,328)   $    1,447,831
                               =========   =========         ==========


See accompanying note to the, financials

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                        Nine months     Nine months
                                           ended           ended
                                         September       September
                                         30, 1995         30, 1994

Net cash provided by(used in)
operating activities                 $          (18) $            1
                                          ----------      ---------
Net increase(decrease) in cash and
  cash equivalents                              (18)              1
Cash and cash equivalents at
beginning of period                              43              30
                                          ----------      ---------
Cash and cash equivalents at end of
period                               $           25 $            31
                                          ==========      =========

See accompanying note to the, financials


                STERLING GAS DRILLING FUND 1981
               (a New York limited partnership)
                 Note to Financial Statements
                     September 30, 1995


1. The accompanying statements for the period ending September 30, 1995 are unaudited but reflect all the adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior periods financial statements to conform to the current period presentation.