Form 10-Q
period 1996-03-31
STERLING GAS DRILLING FUND 1981
filed 1996-05-13
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and
1995.

Statements of Changes in Partners' Equity for the year ended December 31, 1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and
1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1996, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total Limited Partner capital contributions.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $765,000 as compared to the December 31, 1994 amount of $703,000. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability

2.  Capital Resources -

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

3.   Results of Operations -
 The Partnership's operating revenues decreased from $73,273 in 1995 to $63,677 in 1996. The partnership experienced a decline in gas production from 23,919 MCF's in 1995 to 23,167 MCF's in 1996.
During the first quarter 1995 the partnership was paid for its gas production based upon the spot market prices available. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for purchase of most of its production. This contract price was in effect during the first quarter 1996 and was slightly lower then the 1995 first quarter spot price. The combination of these factors resulted in lower overall revenue. Production expenses increased from $19,875 in 1995 to $22,131 in 1996. Most expenditures for repairs, locations and labor in 1995 and 1996 were used to maintain the general upkeep of the wells and well sites.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1995 or first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6.  Exhibits and Reports on Form 8K

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

                                 STERLING GAS DRILLING FUND 1981
 March 13, 1996                  BY: /S/Charles E.Drimal Jr.
(DATE)                           ---------------------------
                                 Charles E. Drimal, Jr.
                                 General Partner




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                         March 31,       December
                                            1996         31, 1995
Assets
Current Assets:
  Cash and cash equivalents           $           18 $           29
                                          ----------    -----------
      Total current assets                        18             29

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502        236,502
  Well and related facilities              6,942,902      6,938,085
   less accumulated
   depreciation, depletion and
   amortization                           (5,889,086)    (5,869,370)
                                          ----------     ----------
                                           1,290,322      1,305,217
                                          ----------     ----------
       Total assets                   $    1,290,340 $    1,305,246

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $      183,011 $      190,593
                                          ----------     ----------
        Total current liabilities            183,011        190,593
                                          ----------     ----------

  Partners' Equity
   Limited partners                        1,222,377      1,231,468
   General partners                         (115,048)      (116,815)
                                          ----------     ----------
         Total partners' equity            1,107,329      1,114,653
                                          ----------     ----------

         Total liabilities and
          partners' equity            $    1,290,340 $    1,305,246
                                          ==========     ==========



See accompanying note to the financial statements



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     53,584 $    10,093 $     63,677
                                --------    --------      -------
  Total Revenue                   53,584      10,093       63,677
                                --------    --------      -------

Costs and Expenses:
Production expense                18,623       3,508       22,131
General and administrative
 to a related party               21,037       3,962       24,999
General and administrative         3,496         659        4,155
Depreciation, depletion
 and amortization                 19,519         197       19,716
                                --------    --------      -------
  Total Costs and Expenses        62,675       8,326       71,001
                                --------    --------      -------
  Net Income(loss)          $     (9,091) $    1,767  $    (7,324)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (1.03)
                                  ======




See accompanying note to the financial  statements.



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1995

                               Limited     General
                               Partners    Partners    Total
Revenue:
Operating revenue           $     61,659      11,614 $     73,273
                                --------    --------      -------
  Total Revenue                   61,659      11,614       73,273
                                --------    --------      -------

Costs and Expenses:
Production expense                16,725       3,150       19,875
General and administrative
 to a related party               21,037       3,962       24,999
General and administrative         3,514         662        4,176
Depreciation, depletion
 and amortization                 24,920         252       25,172
                                --------    --------      -------
  Total Costs and Expenses        66,196       8,026       74,222
                                --------    --------      -------
  Net Income(loss)          $     (4,537)      3,588   $     (949)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (0.52)
                                  ======


See accompanying note to the financial  statements.




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1994  $  1,261,971  $  (125,823)  $  1,136,148
   Net Income(Loss)                (30,503)        9,008       (21,495)
                                  --------      --------      --------
Balance at December 31, 1995  $  1,231,468  $   (116,815) $  1,114,653
  Net Income(Loss)                  (9,091)        1,767        (7,324)
                                  --------      --------      --------
Balance at March 31, 1996     $  1,222,377  $   (115,048) $  1,107,329
                                  ========      ========      ========

See accompanying note to the financial  statements.




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                       Three months     Three months
                                        ended March     ended March
                                          31,1996         31,1995

Net cash provided by(used in)
operating activities                 $         4,810 $            16
                                          ----------      ----------
Cash provided(used)in investment
activities:
  Investment in wells and related
   facilities                                 (4,821)               0
                                           ----------      ----------
Net  cash provided(used) in
 investment activities                        (4,821)               0
                                           ----------      ----------

Net increase(decrease) in cash and
   cash equivalents                              (11)              16
Cash and cash equivalents at
beginning of period                               29              43
                                          ----------      ----------
Cash and cash equivalents at end of
period                               $            18 $            59
                                          ==========      ==========

See accompanying note to the financial  statements.


                       STERLING GAS DRILLING FUND 1981
                       (a New York limited partnership)
                        Note to Financial Statements
                               March 31, 1996


1. The accompanying statements for the period ending March 31, 1996 are unaudited but reflect all the adjustments necessary to present fairly the results of operations. Certain reclassifications were made to the prior periods financial statements to conform to the current period presentation.