Form 10-Q
period 1996-06-30
STERLING GAS DRILLING FUND 1981
filed 1996-08-09
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1996, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total limited Partner capital contributions.
 The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1995 was approximately $765,000 as compared to the December 31, 1994 amount of $703,000. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability

2.  Capital Resources -

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

3.   Results of Operations -
Operating Revenues decreased from $130,526 in 1995 to $118,454 in 1996. The gas production decline, from 47,265 MCF in 1995 to 44,268 MCF in 1996, was partially offset by minor increase in average price per MCF from $2.55 in 1995 to $2.61 in 1996. Although the partnership receives very little revenue from oil production, the oil revenue for 1996 is higher than 1995 due to a higher average price per barrel combined with a increased oil production. The lower production can be partially attributed to compressor down times, main line pressure differences and fluid in some wells. The partnership may allocate some operating funds to perform a workover a well. A workover may be performed in order to halt further production declines or to increase current production. The costs for the workover may be in additional equipment purchases or additional repairs which will be capitalized or expensed based upon the appropriate criteria. Some production expenses vary with the amount of production, other costs are for general upkeep and maintenance of the well and well sites and still other equipment costs are incurred to help maintain or increase
production level.   The production expenses incurred by the
partnership showed a very slight decline from $46,378 in 1995 to $45,097 in 1996.

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



The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The Partnership was not required to revise the properties basis in either 1995 or the first half of 1996. The lower depletion expense in 1996 is due to lower depletable cost basis in oil and gas properties.

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





                             STERLING GAS DRILLING FUND 1981
 August 8, 1996              BY:/S/ Charles E. Drimal Jr.
 (Date)                          ----------------------
                               Charles E. Drimal, Jr.
                               General Partner




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                         June 30,     December 31,
                                           1996           1995
Assets
Current Assets:
  Cash and cash equivalents          $           23   $          29
                                        -----------      ----------
      Total current assets                       23              29

Oil and Gas properties -
successful efforts method:
  Leasehold costs                           236,502         236,502
  Well and related facilities             6,943,492       6,938,085
   less accumulated
   depreciation, depletion and
   amortization                          (5,908,820)     (5,869,370)
                                        -----------      ----------
                                          1,271,174       1,305,217
                                        ----------       ----------
       Total assets                  $    1,271,197  $    1,305,246

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                 $      183,749  $      190,593
                                        -----------      ----------
        Total current liabilities           183,749         190,593
                                        -----------      ----------

  Partners' Equity
   Limited partners                       1,202,717       1,231,468
   General partners                        (115,269)       (116,815)
                                        -----------      ----------
         Total partners' equity           1,087,448       1,114,653
                                        -----------      ----------

         Total liabilities and
          partners' equity           $    1,271,197  $    1,305,246
                                        ===========      ==========




See accompanying note to financial statements.


                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                               Limited       General
                               Partners      Partners     Total
Revenue:
Operating revenue           $     99,679  $     18,775  $   118,454
                                --------      --------      -------
  Total Revenue                   99,679        18,775      118,454
                                --------      --------      -------

Costs and Expenses:
Production expense                37,949         7,148       45,097
General and administrative
 to a related party               42,073         7,925       49,998
General and administrative         9,352         1,762       11,114
Depreciation, depletion
 and amortization                 39,056           394       39,450
                                --------      --------      -------
  Total Costs and Expenses       128,430        17,229      145,659
                                --------      --------      -------
  Net Income(loss)          $    (28,751)  $     1,546    $ (27,205)
                                ========      ========      =======
Net Income(loss)
    per equity unit         $      (3.27)
                                  ======



See accompanying note to financial statements.



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                               Limited       General
                               Partners      Partners     Total
Revenue:
Operating revenue           $     109,838  $   20,688  $  130,526
                                 --------    --------     -------
  Total Revenue                   109,838      20,688     130,526
                                 --------    --------     -------

Costs and Expenses:
Production expense                 39,027       7,351      46,378
General and administrative         42,073       7,925      49,998
 to a related party
General and administrative          9,954       1,875      11,829
Depreciation, depletion
 and amortization                  49,842         503      50,345
                                 --------    --------     -------
  Total Costs and Expenses        140,896      17,654     158,550
                                 --------    --------     -------
  Net Income(loss)          $     (31,058)  $   3,034  $  (28,024)
                                 ========    ========     =======
Net Income(loss)
    per equity unit         $       (3.53)
                                   ======
See accompanying note to financial statements.





                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                               Limited      General
                               Partners     Partners           Total
Revenue:
Operating revenue            $    46,095 $     46,095   $     54,777
                                --------     --------      ---------
  Total Revenue                   46,095       46,095         54,777
                                --------     --------      ---------

Costs and Expenses:
Production expense                19,326        3,640         22,966
General and administrative
 to a related party               21,036        3,963         24,999
General and administrative         5,856        1,103          6,959
Depreciation, depletion
 and amortization                 19,537          197         19,734
                                --------     --------      ---------
  Total Costs and Expenses        65,755        8,903         74,658
                                --------     --------      ---------
  Net Income(loss)           $   (19,660) $      (221)   $   (19,881)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $     (2.24)
                                ========
See accompanying note to financial statements.





                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                               Limited      General
                               Partners     Partners          Total
Revenue:
Operating revenue           $     48,179 $     9,074  $      57,253
                                --------    --------      ---------
  Total Revenue                   48,179       9,074         57,253
                                --------    --------      ---------

Costs and Expenses:
Production expense                22,302       4,201         26,503
General and administrative
 to a related party               21,036       3,963         24,999
General and administrative         6,440       1,213          7,653
Depreciation, depletion
 and amortization                 24,992         251         25,173
                                --------    --------      ---------
  Total Costs and Expenses        74,700       9,628         84,328
                                --------    --------      ---------
  Net Income(loss)          $    (26,521)  $    (554)  $    (27,075)
                                ========    ========      =========
Net Income(loss)
    per equity unit         $      (3.02)
                                ========
See accompanying note to financial statements.


                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                    $  1,231,468  $   (116,815)  $     1,114,653
Net Income(Loss)               (28,751)        1,546           (27,205)
                             ---------      --------       -----------
Balance at end of period  $  1,202,717  $   (115,269)  $     1,087,448
                             =========      ========       ===========


                                   Six Months Ended
                                    June 30, 1995

                              Limited        General
                              Partners       Partners            Total

Balance at beginning of
period                      $  1,261,971  $    (125,823)  $ 1,136,148
Net Income(Loss)                 (31,058)        3,3034       (28,024)
                               ---------       --------     ----------
Balance at end of period    $  1,230,913  $    (122,789)  $ 1,108,124
                               =========       ========     ==========
See accompanying note to financial statements.






                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                               Limited       General
                               Partners      Partners             Total

Balance at beginning of
period                      $   1,222,377 $   (115,048)  $    1,107,329
  Net Income(Loss)                (19,660)        (221)         (19,881)
                                 --------     --------       ----------
Balance at end of period    $   1,202,717 $   (115,269)  $    1,087,448
                                 ========     ========       ==========


                                   Three Months Ended
                                     June 30, 1995

                              Limited        General
                              Partners       Partners             Total

Balance at beginning of
period                      $  1,257,434  $    (122,235)  $  1,135,199
  Net Income(Loss)               (26,521)          (554)       (27,075)
                                --------       --------      ---------
Balance at end of period    $  1,230,913  $    (122,789) $    1,108,124
                                ========        ========     =========

See accompanying note to financial statements.






                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                          Six months     Six months
                                            ended           ended
                                           June 30,       June 30,
                                             1996           1995

Net cash provided by operating
activities                            $        5,401   $          54
                                          ----------      ----------
 Cash(used in)investment activities:
  Investment in wells and related
      facilities                              (5,407)              0
                                          ----------      ----------
 Net Cash used in investment
      activities                              (5,407)              0

Net increase(decrease) in cash and
  cash equivalents                                (6)             54
Cash and cash equivalents at
beginning of period                               29              43
                                          ----------      ----------
Cash and cash equivalents at end of
period                                $           23   $          97
                                          ==========      ==========

see accompanying note to financial  statements.


                    STERLING GAS DRILLING FUND 1981
                    (a New York limited partnership)
                       Note to Financial Statements
                            June 30, 1996

1. The accompanying statements for the period ending June 30, 1996 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.