Form 10-Q
period 1996-09-30
STERLING GAS DRILLING FUND 1981
filed 1996-11-12
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and
1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1996, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total Limited Partner capital contributions.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (SEC case) associated with such reserves, discounted at 10% as of December 31, 1994 was approximately $703,000 as compared to the December 31, 1995 reserves of $765,500. The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2.   Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one
plugged well.   The Registrant has had a reserve report prepared which
details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
 The Partnership's overall operating revenues decreased from $193,199 in 1995 to $182,149 in 1996. Although the Partnership receives only a minor amount of revenue from oil, stable oil production and higher average oil prices in 1996 did contribute to minimize the decline in overall operating revenues. The majority of the partnership's revenue is from gas production. The gas revenue received for 1996 was lower then 1995 mainly due to a production decline, from 71,018 MCF in 1995 to 67,901 MCF in 1996. Average price per MCF of gas increased by about $0.08 per MCF. Production expenses increased from $65,265 in 1995 to $69,397 in 1996. The higher production expenses, in 1996, can be attributed to some severe storms during the late spring and summer of 1996. These storms resulted in additional cost incurred, which may include additional maintenance, location, access road work and other repairs. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. General and administrative charges were stable and showed only a minor change from 1995 to 1996.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

      PART II

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




                           STERLING GAS DRILLING FUND 1981
 November 8, 1996           BY: /S/Charles E.Drimal Jr.
 (DATE)                        ------------------------
                                Charles E. Drimal, Jr.
                                General Partner

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         September       December
                                            30,          31, 1995
                                            1996
                                        (unaudited)     (audited)
Assets
Current Assets:
  Cash and cash equivalents           $           21 $           29
                                          ----------    -----------
      Total current assets                        21             29

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502        236,502
  Well and related facilities              6,945,363      6,938,085
   less accumulated
   depreciation, depletion and
   amortization                           (5,928,629)    (5,869,370)
                                          ----------     ----------
      Net oil & gas properties             1,253,236      1,305,217
                                          ----------     ----------
       Total assets                   $    1,253,257 $    1,305,246
                                          ==========     ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $      175,223 $      190,593
                                          ----------     ----------
        Total current liabilities            175,223        190,593
                                          ----------     ----------

  Partners' Equity
   Limited partners                        1,191,853      1,231,468
   General partners                         (113,819)      (116,815)
                                          ----------     ----------
         Total partners' equity            1,078,034      1,114,653
                                          ----------     ----------

         Total liabilities and
          partners' equity            $    1,253,257 $    1,305,246
                                          ==========     ==========



See accompanying note to the financial statements

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    153,278 $    28,871  $   182,149
                                --------    --------      -------
  Total Revenue                  153,278      28,871      182,149
                                --------    --------      -------

Costs and Expenses:
Production expense                58,398      10,999       69,397
General and administrative        63,110      11,887       74,997
 to a related party
General and administrative        12,719       2,396       15,115
Depreciation, depletion
 and amortization                 58,666         593       59,259
                                --------    --------      -------
  Total Costs and Expenses       192,893      25,875      218,768
                                --------    --------      -------
  Net Income(loss)          $    (39,615) $    2,996   $  (36,619)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (4.51)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $    53,599   $   10,096  $      63,695
                                --------     --------      ---------
  Total Revenue                   53,599       10,096         63,695
                                --------     --------      ---------

Costs and Expenses:
Production expense                20,449        3,851         24,300
General and administrative        21,037        3,962         24,999
 to a related party
General and administrative         3,367          634          4,001
Depreciation, depletion
 and amortization                 19,610          199         19,809
                                --------     --------      ---------
  Total Costs and Expenses        64,463        8,646         73,109
                                --------     --------      ---------
  Net Income(loss)           $   (10,864)  $    1,450  $      (9,414)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $     (1.24)
                                ========


See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                               Limited     General
                               Partners    Partners      Total
Revenue:
Operating revenue           $     52,739 $      9,934  $     62,673
                                --------     --------     ---------
  Total Revenue                   52,739        9,934        62,673
                                --------     --------     ---------

Costs and Expenses:
Production expense                15,893        2,994        18,887
General and administrative
 to a related party               21,037        3,962        24,999
General and administrative         2,852          537         3,389
Depreciation, depletion
 and amortization                 24,920          252        25,172
                                --------     --------     ---------
  Total Costs and Expenses        64,702        7,745        72,447
                                --------     --------     ---------
  Net Income(loss)          $    (11,963) $     2,189  $     (9,774)
                                ========     ========     =========
Net Income(loss)
    per equity unit         $      (1.36)
                                ========


See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                   $    1,231,468      (116,815)  $    1,114,653
Net Income(Loss)                (39,615)        2,996          (36,619)
                              ---------     ---------       ----------
Balance at end of period $    1,191,853      (113,819)  $    1,078,034
                              =========     =========       ==========


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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,202,717     (115,269) $      1,087,448
  Net Income(Loss)                (10,864)       1,450            (9,414)
                                ---------    ---------        ----------
Balance at end of period    $   1,191,853     (113,819) $      1,078,034
                                =========    =========        ==========


                                   Three Months Ended
                                   September 30, 1995

                              Limited      General
                              Partners     Partners        Total

Balance at beginning of
period                      $  1,230,913 $  (122,789)  $     1,108,124
  Net Income(Loss)               (11,963)      2,189            (9,774)
                               ---------    --------         ----------
Balance at end of period    $  1,218,950    (120,600)  $     1,098,350
                               =========    ========         ==========


See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Nine         Nine
                                           months       months
                                           ended         ended
                                         September     September
                                          30, 1996     30, 1995

Net cash provided by(used in)
operating activities                   $      7,270  $      (18)
                                         ----------     -------

Cash flows from investing activities:
  Investment in well and related
  facilities                                 (7,278)          0
                                         ----------     -------
Net Cash used in investing activities        (7,278)          0
                                         ----------     -------


Net increase(decrease) in cash and
  cash equivalents                               (8)        (18)
Cash and cash equivalents at beginning
of period                                        29          43
                                          ---------    --------
Cash and cash equivalents at end of
period                                 $         21  $       25
                                          =========    ========

See accompanying note to the financial statements.

                  STERLING GAS DRILLING FUND 1981
                  (a New York limited partnership)
                  Note to Financial Statements
                        September 30, 1996



1. The accompanying statements for the period ending September 30, 1996 are unaudited but reflect all the adjustments necessary to present fairly the results of operations.