Form 10-K
period 1996-12-31
STERLING GAS DRILLING FUND 1981
filed 1997-03-31
CIK 356448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to

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

     The number of Units of the Registrant outstanding as of March 14, 1997, was: 8,790.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                        STERLING GAS DRILLING FUND 1981

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

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

     During 1996, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1997, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1996, approximately $146,000, or 62.12%, and $70,000, or 29.90%, of the Partnership's gas production was purchased by the Brooklyn Union Gas Company and Phoenix Diversified, respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1996 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     As of December 31, 1996, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

                                              Gross            Net
                                              -----            ---
          Oil Wells...................           0              0.0
          Gas Wells...................          42             32.6

          Producing acres.............       2,798.75       2,172.39

     ---------------------------
     (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       --------   --------   --------   --------   --------
Production:
  Oil and Condensate (bbl) .........        541        416        387        352        768
  Gas (Mcf) ........................     88,693     93,101     84,266    109,638    121,477
Average Price of Sales:
  Oil and Condensate ($ per bbl) ...   $  19.50      16.72      13.96      14.11      18.01
  Gas ($ per Mcf)$ .................   $   2.63       2.66       2.89       2.74       2.51
Production Expense per Dollar
  of Operating Revenue .............   $   0.38       0.36       0.45       0.35       0.37


OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                  Proved Developed
          As of                        ------------------------------------
          12-31                        Oil (bbls)                 Gas (Mcf)
          -----                        ----------                 ---------
          1992                           12,000                   1,505,000
          1993                            2,000                   1,654,000
          1994                            1,000                   1,209,000
          1995                            3,500                   1,453,500
          1996                            3,600                   1,435,000

     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                        Proved Developed
                                --------------------------------------
          As of                 Future Net           Present Value of
          12-31                   Revenue           Future Net Revenue
          -----                 -----------         ------------------
          1992                  $ 2,163,000             $ 1,058,000
          1993                    2,968,000               1,344,000
          1994                    1,423,000                 703,000
          1995                    1,745,700                 765,500
          1996                    1,893,800                 817,000

     Since January 1, 1996, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1996 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 14, 1997, there were 757 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1996. Aggregate cash distributions to the holders of the Units as of December 31, 1996, was $3,955,500.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 14, 1997, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 155 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 48, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 43, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 44, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lynne G. Pizor, age 37, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 64, has been Secretary of Management since June, 1990, Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership reasonably allocated to the Partnership for in-house expenses incurred on behalf of the Partnership limited annually to an amount equal to 7% of the first $7,000,000 and 6% thereafter, of capital contributions, or in the case of third-party expenses, 3.5% of such contributions. During 1996, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the Managing General Partner and the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 14, 1997, the name and address of such beneficial owners, and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                               Number
Name and Address of Beneficial Owner                          of Units   Percent
------------------------------------                          --------   -------
PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901 .....................................       756       8.60

General Partners as a Group
  One Landmark Square
  Stamford, CT 06901 .....................................       964      10.97

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1996 was paid well operating fees ranging from about $273 to $493 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1996, the Partnership paid an aggregate of $61,589 in such fees and expenses.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                                        Sterling Gas Drilling Fund 1981
                                        By:   PrimeEnergy Management Corporation
                                              Managing General Partner



                                        By:   /s/ CHARLES E. DRIMAL, JR.
                                              ----------------------------------
                                              Charles E. Drimal, Jr.
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1997.



/s/ CHARLES E. DRIMAL, JR.       Director and President,
------------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.           The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS          Director and Vice President and Treasurer,
------------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
------------------------------   Corporation
Bennie H. Wallace, Jr.

                        STERLING GAS DRILLING FUND 1981

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                  Index to Financial Information and Schedules


                                                                          PAGE NO.
                                                                          --------
Selected Financial Data .................................................   F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................   F-2

Report of Independent Public Accountants ................................   F-5

Financial Statements:

     Balance Sheets, December 31, 1996 and 1995 .........................   F-6

     Statements of Operations for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-7

     Statements of Changes in Partners' Equity for the Years
     Ended December 31, 1996, 1995 and 1994 .............................   F-8

     Statements of Cash Flows for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-9

     Notes to Financial Statements ......................................   F-10


Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
          the Years Ended December 31, 1996, 1995 and 1994 ..............   F-18

     VI - Accumulated Depreciation, Depletion, and Amortization -
          Oil and Gas Properties for the Years Ended December 31,
          1996, 1995 and 1994 ...........................................   F-19


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

                                    YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                 ----------------------------------------------
                                  1996      1995      1994      1993      1992
                                 ------    ------    ------    ------    ------
Revenues .....................   $  244    $  291    $  248    $  302    $  318
Net income (loss):
   Limited Partners ..........      (48)      (31)     (380)      (84)     (158)
   General Partners ..........        4         9        (5)        5         1
   Per equity unit ...........    (5.46)    (3.47)   (43.23)    (9.51)   (17.95)
Total assets .................    1,239     1,305     1,389     1,767     1,886
Cash distributions:
   Limited Partners ..........       --        --        --        --        --
   General Partners ..........       --        --        --        --        --
   Limited partners as
    a % of original
    contribution .............       --        --        --        --        --


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1996, the General Partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $817,000 as compared to December 31, 1995, of about $765,500. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996, when compared to the gas price in effect as of December 31, 1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

     3. Results of operations:

     1996 compared to 1995

     Operating revenue decreased slightly from $254,596 in 1995 to $244,020 in 1996. This can be attributed to lower production of gas and a minor increase in oil production, from 93,101 mcf and 416 barrels in 1995 to 88,693 mcf and 541 barrels in 1996. The higher oil production combined with a higher average price per barrel of $19.50 in 1996 partially offset the decline in gas production and the insignificant change in average price per mcf, from $2.66 in 1995 to $2.63 in 1996. The Partnership generally renews contracts as they come due for twelve month periods. The Partnership sold a majority of its gas production through a locked fixed price contract for all of 1996 and has renewed its fixed price gas contracts for 1997.

     The production expenses incurred in 1995 and 1996 were to maintain the general upkeep of the wells and well sites. Overall production expenses increased slightly from $90,706 in 1995 to $92,332 in 1996. The Partnership did expend funds on additional capitalized well equipment. The operator will determine if additional equipment, for example lift equipment, will have a favorable effect on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. General and administrative costs decreased from $138,674 in 1995 to $118,658 in 1996. Amounts in both years are substantially less than the $439,500 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1996 or 1995. Depreciation, depletion and amortization rates were slightly lower in 1996 when compared to 1995. The Partnership's basis in the properties was relatively unchanged from 1995 to 1996. Overall depreciation, depletion and amortization was consistent with the property basis and rates applied in 1996 and 1995.

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

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Gas Drilling Fund 1981:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1981 (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1981 as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
January 31, 1997

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     Assets
                                     ------

                                                       1996            1995
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents (Note 2) ...........   $         26    $         29
                                                   ------------    ------------
     Total Current Assets ......................             26              29
                                                   ------------    ------------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs ..............................        236,502         236,502
  Wells and related facilities .................      6,948,063       6,938,085
                                                   ------------    ------------
      Total ....................................      7,184,565       7,174,587
  Less - Accumulated depreciation, depletion
          and amortization .....................     (5,945,914)     (5,869,370)
                                                   ------------    ------------
                                                      1,238,651       1,305,217
                                                   ------------    ------------

     Total Assets ..............................   $  1,238,677    $  1,305,246
                                                   ============    ============



                       Liabilities and Partners' Equity
                       --------------------------------

Current Liabilities:
  Due to affiliates (Note 6) ...................   $    167,538    $    190,593
                                                   ------------    ------------
     Total Current Liabilities .................        167,538         190,593
                                                   ------------    ------------

Partners' Equity:
  Limited partners .............................      1,183,494       1,231,468
  General partners .............................       (112,355)       (116,815)
                                                   ------------    ------------
     Total Partners' Equity ....................      1,071,139       1,114,653

     Total Liabilities and Partners' Equity ....   $  1,238,677    $  1,305,246
                                                   ============    ============


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981

                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                         1996                              1995                              1994
                             -------------------------------   ------------------------------   --------------------------------
                             Limited    General                Limited    General               Limited     General
                             Partners   Partners     Total     Partners   Partners    Total     Partners    Partners     Total
                             --------   --------   ---------   --------   --------  ---------   --------    --------   ---------
Revenues:
  Operating revenues ......  $205,353   $ 38,667   $ 244,020   $214,243   $ 40,353  $ 254,596   $ 208,440   $ 39,261   $ 247,701
  Other Revenue
   (Note 10) ..............      --         --          --       31,049      5,848     36,897        --         --          --
                             --------   --------   ---------   --------   --------  ---------   ---------   --------   ---------
     Total Revenues .......   205,353     38,667     244,020    245,292     46,201    291,493     208,440     39,261     247,701
                             --------   --------   ---------   --------   --------  ---------   ---------   --------   ---------

Costs and Expenses:
  Production expenses .....    77,697     14,635      92,332     76,329     14,377     90,706      94,388     17,778     112,166
  Depreciation,
   depletion and
   amortization ...........    75,779        765      76,544     82,771        836     83,607     374,321      3,781     378,102
  General and
   administrative
   expenses (Note 7) ......    99,851     18,807     118,658    116,695     21,980    138,675     119,698     22,546     142,244
                             --------   --------   ---------   --------   --------  ---------   ---------   --------   ---------

    Total Expenses ........   253,327     34,207     287,534    275,795     37,193    312,988     588,407     44,105     632,512
                             --------   --------   ---------   --------   --------  ---------   ---------   --------   ---------

     Net Income (Loss) ....  $(47,974)  $  4,460   $ (43,514)  $(30,503)  $  9,008  $ (21,495)  $(379,967)  $ (4,844)  $(384,811)
                             ========   ========   =========   ========   ========  =========   =========   ========   =========
  Net (Loss) Per
   Equity Unit (Note 2) ...  $  (5.46)                         $  (3.47)                        $  (43.23)
                             ========                          ========                         =========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        Limited        General
                                        Partners       Partners        Total
                                      -----------    -----------    -----------
Balance at December 31, 1993 ......   $ 1,641,938    $  (120,979)   $ 1,520,959

Net Loss ..........................      (379,967)        (4,844)      (384,811)
                                      -----------    -----------    -----------

Balance at December 31, 1994 ......     1,261,971       (125,823)     1,136,148

Net Income (Loss) .................       (30,503)         9,008        (21,495)
                                      -----------    -----------    -----------

Balance at December 31, 1995 ......     1,231,468       (116,815)     1,114,653

Net Income (Loss) .................       (47,974)         4,460        (43,514)
                                      -----------    -----------    -----------

Balance at December 31, 1996 ......   $ 1,183,494    $  (112,355)   $ 1,071,139
                                      ===========    ===========    ===========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                      1996          1995          1994
                                                   ----------    ----------    ----------
Cash Flows From Operating Activities:
 Net (loss) ....................................   $  (43,514)   $  (21,495)   $ (384,811)
                                                   ----------    ----------    ----------
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization ....       76,544        83,607       378,102
   Changes in Assets and Liabilities:
    Due to affiliates ..........................      (23,055)      (62,126)        6,722
                                                   ----------    ----------    ----------
        Total Adjustments ......................       53,489        21,481       384,824
                                                   ----------    ----------    ----------

      Net Cash Provided (Used) by
       Operating Activities ....................        9,975           (14)           13
                                                   ----------    ----------    ----------

Cash Flows From Investing Activities:
 Equipment purchases ...........................       (9,978)         --            --
                                                   ----------    ----------    ----------

     Net Cash Provided (Used) by Investing
        Activities .............................       (9,978)         --            --
                                                   ----------    ----------    ----------

Net increase (decrease) in cash and cash
 equivalents ...................................           (3)          (14)           13
                                                   ----------    ----------    ----------

Cash and cash equivalents, beginning of year ...           29            43            30
                                                   ----------    ----------    ----------

Cash and cash equivalents, end of year .........   $       26    $       29    $       43
                                                   ==========    ==========    ==========


  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

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

     Basis of Accounting:

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

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Cont'd):

     Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling and, accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis (utilizing aggregations of common geological structures) by the unit-of-production method based upon the ratio of production to proved developed oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

     Federal Income Taxes:

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners' (Loss) Per Equity Unit:

     The limited partners' (loss) per equity unit is computed on the 8,790 limited partner equity units.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     Use of Estimates:

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

     Recently Issued Accounting Standards:

     The Partnership has implemented the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

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

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1996, 1995 and 1994:

                                                         1996     1995     1994
                                                        ------   ------   ------
     Average sales price per MCF of gas .............   $ 2.63   $ 2.66   $ 2.89
     Average sales price per barrel of
       oil and other liquids ........................    19.50    16.72    13.96
     Production expense per dollar of
       operating revenue ............................     0.38     0.36     0.45

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1996, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                             (Unaudited)
                                                       ------------------------
                                                        GAS (MCF)     OIL (BBL)
                                                       ----------    ----------
     Reserves as of December 31, 1993 ..............    1,653,520         1,920
     Revisions of previous estimates ...............     (360,726)         (518)
     Production ....................................      (84,266)         (387)
                                                       ----------    ----------
     Reserves as of December 31, 1994 ..............    1,208,528         1,015
     Revisions of previous estimates ...............      338,127         2,924
     Production ....................................      (93,101)         (416)
                                                       ----------    ----------
     Reserves as of December 31, 1995 ..............    1,453,554         3,523
     Revisions of previous estimates ...............       70,045           662
     Production ....................................      (88,693)         (541)
                                                       ----------    ----------
     Reserves as of December 31, 1996 ..............    1,434,906         3,644
                                                       ==========    ==========

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

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

     Revisions arise from changes in current prices, as well as, engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

     As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision in 1996 or 1995, however, there was a provision in 1994 of $250,000. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income equity would not have been reduced in 1996 or 1995, but would have been reduced by an additional $175,000 in 1994.

(5)  Allocation of Partnership Revenues, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

     Drilling and completion costs (paid out of initial capital contributions):

          Limited partners .................................    99.00%
          General partners .................................     1.00%
                                                               ------
                                                               100.00%
                                                               ======

     Expenses of organization, costs of acquiring leases and the nonrecurring management fee:

          Limited partners .................................   100.00%
          General partners .................................       --%
                                                               ------
                                                               100.00%
                                                               ======

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(5)  Allocation of Partnership Revenues, Costs and Expenses - (Cont'd):

     Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

          Limited partners .................................    84.15%
          General partners .................................    15.85%
                                                               ------
                                                               100.00%
                                                               ======

     All other income, gains, losses, costs, expenses, deductions and credits:

          Limited partners .................................    99.00%
          General partners .................................     1.00%
                                                               ------
                                                               100.00%
                                                               ======

(6)  Transactions With Affiliates:

     (a) The payable to affiliates at December 31, 1996 and 1995 represents all revenues and expenses collected or incurred on behalf of the Partnership by PEC and its subsidiaries, including the production operator's fees (Note 6(b)) and any advances made to the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $273 for each producing gas well and $493 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1996, 1995 and 1994, $56,420, $49,654 and $60,104 of
          production operator's fees were incurred, respectively.

     (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1996 for which it was billed $5,169.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(7)  General and Administrative Expenses - (Cont'd):

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

     During 1996, 1995 and 1994, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $120,000 and $125,200, respectively.

(8)  Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
     (loss) reported in the accompanying financial statements:

                                                Year Ended December 31,
                                         --------------------------------------
                                            1996          1995          1994
                                         ----------    ----------    ----------
         Net income (loss) as
          reported on the
          Partnership's federal
          income tax return ..........   $   31,035    $   62,113    $   (6,709)

         Depreciation, depletion and
          amortization for financial
          reporting purposes
          (greater) less than income
          tax amount .................      (74,549)      (83,607)     (378,102)
                                         ----------    ----------    ----------

         Net (loss) per accompanying
          financial statements .......   $  (43,514)   $  (21,494)   $ (384,811)
                                         ==========    ==========    ==========

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(8)  Federal Income Taxes - (Cont'd):

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

(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:

          Purchaser                       1996       1995       1994
          ---------                     --------   --------   --------
          Brooklyn Union ............   $146,923   $160,221   $143,667
          Phoenix Diversified .......   $ 70,723   $ 60,053   $ 52,017
          CNG .......................   $   --     $   --     $ 34,678

     The Partnership renewed its gas purchase contract in December, 1996 resulting in a fixed price for one year.

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

                                                                     SCHEDULE V


                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     Balance at                                           Balance
                                     Beginning    Additions                   Other       at End
                                      of Year      at Cost    Retirements    Changes      of Year
                                     ----------   ----------  -----------   ----------   ----------
Year Ended December 31, 1996:
-----------------------------
  Leasehold costs ................   $  236,902   $     --     $     --     $     --     $  236,902
  Wells and related facilities ...    6,938,085        9,978         --           --      6,948,063
                                     ----------   ----------   ----------   ----------   ----------
                                     $7,174,587   $    9,978   $     --     $     --     $7,184,965
                                     ==========   ==========   ==========   ==========   ==========


Year ended December 31, 1995:
-----------------------------
  Leasehold costs ................   $  236,502   $     --     $     --     $     --     $  236,902
  Wells and related facilities ...    6,938,085         --     $     --           --      6,938,085
                                     ----------   ----------   ----------   ----------   ----------
                                     $7,174,587   $     --     $     --     $     --     $7,174,587
                                     ==========   ==========   ==========   ==========   ==========


Year Ended December 31, 1994:
-----------------------------
  Leasehold costs ................   $  236,502   $     --     $     --     $     --     $  236,502
  Wells and related facilities ...    6,938,085         --           --           --      6,938,085
                                     ----------   ----------   ----------   ----------   ----------
                                     $7,174,587   $     --     $     --     $     --     $7,174,587
                                     ==========   ==========   ==========   ==========   ==========

                                                                    SCHEDULE VI


                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                     Balance at   Charges to                               Balance
                                      Beginning   Costs and                     Other      at End
                                       of Year     Expenses    Retirements     Changes     of Year
                                     ----------   ----------   -----------   ----------   ----------
Year Ended December 31, 1996:
-----------------------------
  Wells and related facilities ...   $5,632,868   $   76,544   $      --     $     --     $5,709,412
  Leasehold costs ................      236,502         --            --           --        236,502
                                     ----------   ----------   -----------   ----------   ----------
                                     $5,869,370   $   76,544   $      --     $     --     $5,945,914
                                     ==========   ==========   ===========   ==========   ==========


Year ended December 31, 1995:
-----------------------------
  Wells and related facilities ...   $5,549,261   $   83,607   $      --     $     --     $5,632,868
  Leasehold costs ................      236,502         --            --           --        236,502
                                     ----------   ----------   -----------   ----------   ----------
                                     $5,785,763   $   83,607   $      --     $     --     $5,869,370
                                     ==========   ==========   ===========   ==========   ==========


Year Ended December 31, 1994:
-----------------------------
  Wells and related facilities ...   $5,171,159   $  378,102   $      --     $     --     $5,549,261
  Leasehold costs ................      236,502         --            --           --        236,502
                                     ----------   ----------   -----------   ----------   ----------
                                     $5,407,661   $  378,102   $      --     $     --     $5,785,763
                                     ==========   ==========   ===========   ==========   ==========

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