Form 10-Q
period 1997-03-31
STERLING GAS DRILLING FUND 1981
filed 1997-05-14
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and
1996.

Statements of Changes in Partners' Equity for the year ended December 31, 1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31, 1997 and
1996.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1997, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

     The net proved oil and gas reserves of the Partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $805,400 as compared to the value as of December 31, 1995 which was approximately $765,500. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996 compared
the gas price  in effect as of December 31, 1995.   Overall reservoir
engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.


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

3.   Results of Operations -
 The Partnership's operating revenues increased from $63,677 in 1996 to $69,873 in 1997.This increase can be attributed to the combination of a very minor increase in gas production from 23,167 MCF's in 1996 to 23,280 MCF's in 1997 combined with a higher average price per MCF in 1997 than in 1996, from $2.70 to $2.90 respectively. Production expenses increased slightly from $22,131 in 1996 to $25,359 in 1997 . Most expenditures for repairs, locations and labor in 1996 and 1997 were used to maintain the general upkeep of the wells and well sites.

Overall general and administrative expenses remained stable and showed little change from 1996 to 1997. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1996 or first quarter 1997. The lower depletion expense in 1997 is due to overall lower depletable cost basis in oil and gas properties.

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


                                     STERLING GAS DRILLING FUND 1981


                                     BY: /S/ Charles E.Drimal Jr.
                                     -------------------------
                                     Charles E. Drimal, Jr.
                                     General Partner




May 14, 1997
(date)



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                          March 31,      December 31,
                                            1997             1996
Assets
Current Assets:
  Cash and cash equivalents            $          73  $             26
                                          ----------       -----------
      Total current assets                        73                26

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502           236,502
  Well and related facilities              6,948,063         6,948,063
   less accumulated depreciation,
     depletion and amortization           (5,963,935)       (5,945,914)
                                          ----------        ----------
                                           1,220,629         1,238,651
                                          ----------        ----------
       Total assets                    $   1,220,702  $      1,238,677

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $     151,688  $        167,538
                                          ----------        ----------
        Total current liabilities            151,688           167,538
                                          ----------        ----------

  Partners' Equity
   Limited partners                        1,179,028         1,231,468
   General partners                         (110,014)         (116,815)
                                          ----------        ----------
         Total partners' equity            1,069,014         1,114,653
                                          ----------        ----------

         Total liabilities and
          partners' equity             $   1,220,702  $      1,305,246
                                          ==========        ==========



See accompanying note to the financial statements



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     58,798 $    11,075 $     69,873
                                --------    --------      -------
  Total Revenue                   58,798      11,075       69,873
                                --------    --------      -------

Costs and Expenses:
Production expense                21,340       4,019       25,359
General and administrative
 to a related party               21,037       3,962       24,999
General and administrative         3,045         573        3,618
Depreciation, depletion
 and amortization                 17,842         180       18,022
                                --------    --------      -------
  Total Costs and Expenses        63,264       8,734       71,998
                                --------    --------      -------
  Net Income(loss)          $     (4,466) $    2,341  $    (2,125)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (0.51)
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




                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited       General
                                 Partners      Partners      Total

Balance at December 31, 1995  $  1,231,468  $   (116,815) $   1,114,653
  Net Income(Loss)                 (47,974)         4,460       (43,514)
                                 ---------      ---------     ---------
Balance at December 31, 1996  $  1,183,494  $   (112,355) $   1,071,139
  Net Income(Loss)                  (4,466)         2,341        (2,125)
                                 ---------      ---------     ---------
Balance at March 31, 1997     $  1,179,028  $    (110,014) $  1,069,014
                                 =========      =========     =========

See accompanying note to the financial  statements.



                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                       Three months     Three months
                                        ended March     ended March
                                          31,1997         31,1996

Net cash provided by operating
activities                           $            47 $        4,810
                                          ----------      ----------
Cash provided by/(used in)
investment activities:
  Investment in wells and related
  facilities                                       0         (4,821)
                                          ----------      ----------
Net  cash provided by/(used in)
investment activities                              0         (4,821)
                                          ----------      ----------

Net increase(decrease) in cash and
  cash equivalents                                47            (11)
Cash and cash equivalents at
beginning of period                               26             29
                                          ----------      ----------
Cash and cash equivalents at end of
period                               $            73 $           18
                                          ==========      ==========

See accompanying note to the financial  statements.


                        STERLING GAS DRILLING FUND 1981

                        (a New York limited partnership)
                         Note to Financial Statements
                              March 31, 1997



1. The accompanying statements for the period ending March 31, 1997 are unaudited but reflect all the adjustments necessary to present fairly the results of operations