Form 10-Q
period 1997-06-30
STERLING GAS DRILLING FUND 1981
filed 1997-08-14
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and Three Months Ended June 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1997 and 1996.

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1997, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

      The net proved oil and gas reserves of the Partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $805,400 as compared to the value as of December 31, 1995 which was approximately $765,500. The increase in total estimated discounted future net revenue was due in part to higher year end gas prices as of December 31, 1996 compared the gas price in effect as of December 31, 1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.
2.   Capital Resources -
The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one plugged well. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
Operating Revenues increased from $118,454 in 1996 to $132,533 in 1997. The gas production decline, from 44,268 MCF in 1996 to 43,399 MCF in 1997, was partially offset by minor increase in average price per MCF from $2.61 in 1996 to $2.85 in 1997. Although the Partnership receives very little revenue from oil production, the oil revenue for 1997 is higher than 1996 due to a higher average price per barrel combined with increased oil production. Production expenses increased from $45,097 in 1996 to $55,947 in 1997. The current year production expenses incurred included costs for general upkeep and repairs to wells. Occasionally the Partnership may expend funds to purchase additional equipment or to complete light repairs which , based upon the operator's evaluation, is designed to increase production or to halt any further significant declines. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well These costs are capitalized if they meet the appropriate criteria. The current year production expenses increased as a result of a combination of repairs and labor costs associated with the wells and well sites. These repairs may also result in the well's temporarily shut-in which could account for some declines in production. The production expenses incurred in 1996 were of a normal and recurring nature to upkeep the wells.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in either 1996 or first half of 1997. The lower depletion expense in 1997 is due to overall lower depletable cost basis in oil and gas properties.

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



                                  STERLING  GAS   DRILLING FUND 1981
                                   BY:/s/ Charles E. Drimal Jr.
                                   --------------------------
                                     Charles E. Drimal, Jr.
                                     General Partner
August 14, 1997
(date)

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         June 30,      December 31,
                                           1997            1996
                                        (unaudited)      (audited)

Assets
Current Assets:
  Cash and cash equivalents          $           63  $            26
                                         ----------      -----------
      Total current assets                       63               26

Oil and Gas properties -
successful efforts method:
  Leasehold costs                           236,502          236,502
  Well and related facilities             6,948,063        6,948,063
   less accumulated
   depreciation, depletion and
   amortization                          (5,981,959)      (5,945,914)
                                         ----------       ----------
                                          1,202,606        1,238,677
                                         ----------       ----------
       Total assets                  $    1,202,669  $     1,238,677
                                         ==========       ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                 $      151,458  $       167,538
                                         ----------       ----------
        Total current liabilities           151,458          167,538
                                         ----------       ----------

  Partners' Equity
   Limited partners                       1,161,373        1,183,494
   General partners                        (110,162)        (112,355)
                                         ----------       ----------
         Total partners' equity           1,051,211        1,071,139
                                         ----------       ----------

         Total liabilities and
          partners' equity           $    1,202,669  $     1,238,677
                                         ==========       ==========






See accompanying note to financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                               Limited       General
                               Partners      Partners       Total
Revenue:
Operating revenue           $    111,527  $       21,006  $      132,533
                                --------        --------         -------
  Total Revenue                  111,527          21,006         132,533
                                --------        --------         -------

Costs and Expenses:
Production expense                47,079           8,868          55,947
General and administrative
 to a related party               42,073           7,925          49,998
General and administrative         8,811           1,660          10,471
Depreciation, depletion
 and amortization                 35,685             360          36,045
                                --------        --------         -------
  Total Costs and Expenses       133,648          18,813         152,461
                                --------        --------         -------
  Net Income(loss)          $    (22,121)  $        2,193 $     (19,928)
                                ========        ========         =======
Net Income(loss)
    per equity unit         $     (2.52)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $     52,729 $       9,931 $     62,660
                                 --------      --------    ---------
  Total Revenue                    52,729         9,931       62,660
                                 --------      --------    ---------

Costs and Expenses:
Production expense                 25,739         4,849       30,588
General and administrative
 to a related party                21,036         3,963       24,999
General and administrative          5,766         1,087        6,853
Depreciation, depletion
 and amortization                  17,843           180       18,023
                                 --------      --------    ---------
  Total Costs and Expenses         70,384        10,079       80,463
                                 --------      --------    ---------
  Net Income(loss)           $    (17,655) $       (148) $  (17,803)
                                 ========      ========    =========
Net Income(loss)
    per equity unit          $     (2.01)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                    $  1,183,494      (112,355)  $     1,071,139
Net Income(Loss)              (22,121)         2,193          (19,928)
                             ---------      --------       -----------
Balance at end of period  $  1,161,373      (110,162)  $     1,051,211
                             =========      ========       ===========


                                   Six Months Ended
                                    June 30, 1996
                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                    $  1,231,468      (116,815)  $     1,114,653
Net Income(Loss)              (28,751)         1,546          (27,205)
                             ---------      --------       -----------
Balance at end of period  $  1,202,717      (115,269)  $     1,087,448
                             =========      ========       ===========



See accompanying note to financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1997

                               Limited       General
                               Partners      Partners             Total

Balance at beginning of
period                      $   1,179,028 $   (110,014)  $    1,069,014
  Net Income(Loss)                (17,655)        (148)        (17,803)
                                 --------     --------       ----------
Balance at end of period    $   1,161,373 $   (110,162)  $    1,051,211
                                 ========     ========       ==========

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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                             Six months        Six
                                                ended        months
                                              June 30,        ended
                                                1997        June 30,
                                                              1996

Net cash provided by operating
activities                                $           37 $      5,401
                                              ----------    ---------
 Cash(used in)investment activities:
  Investment in wells and related
     facilities                                        0      (5,407)
                                              ----------    ---------
 Net Cash used in investment
     activities                                        0      (5,407)

Net increase(decrease) in cash and
  cash equivalents                                    37          (6)
Cash and cash equivalents at beginning
of period                                             26           29
                                              ----------    ---------
Cash and cash equivalents at end of
period                                    $           63 $         23
                                              ==========    =========



see accompanying note to financial  statements.

                      STERLING GAS DRILLING FUND 1981
                      (a New York limited partnership)
                       Note to Financial Statements
                             June 30, 1997



1. The accompanying statements for the period ending June 30, 1997 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.