Form 10-Q
period 1997-09-30
STERLING GAS DRILLING FUND 1981
filed 1997-11-12
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Balance Sheets - September 30, 1997 and December 31, 1996.

Statements of Operations for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1997, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total Limited Partner capital contributions.

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

2.   Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one
plugged well.   The Registrant has had a reserve report prepared which
details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
 The Partnership's overall operating revenues increased $182,149 in 1996 to $196,223 in 1997. Although the Partnership receives only a minor amount of revenue from oil, stable oil production and higher average oil prices in 1997 did contribute to overall positive increase in revenue. The majority of the Partnership's revenue is from gas production. The gas revenue increased due to a higher average price per mcf, on average $0.26 per mcf, The price increase was offset by the decline in gas production from 67,901 MCF in 1996 to 65,119 MCF in 1997. Production expenses increased from $69,397 in 1996 to $82,880 in 1997. The higher production expenses can be partially attributed to some severe weather conditions in the counties where the Partnership wells are located. These conditions contributed to additional cost incurred, which may include additional maintenance, labor, location, access road work and other repairs. The majority of the production costs expended for both years were for general upkeep and maintenance at the well and well-sites.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. General and administrative charges were stable and showed only a minor decline from 1996 to 1997.






<page)

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1996 or in the three quarters of 1997. Although the 1997 expense is lower than 1996, the expense recorded is consistent with the current basis of the Partnership's properties.

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



                                         STERLING GAS DRILLING FUND 1981
 November 12, 1997                       BY: /S/Charles E. Drimal Jr.
 (DATE)                                     ----------------------------
                                            Charles E. Drimal, Jr.

                                            General Partner

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         September       December
                                            30,          31, 1996
                                            1997
                                        (unaudited)     (audited)
Assets
Current Assets:
  Cash and cash equivalents           $           20 $           29
                                          ----------    -----------
      Total current assets                        20             29

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502        236,502
  Well and related facilities              6,948,063      6,948,063
   less accumulated
   depreciation, depletion and
    amortization                           (5,999,981)   (5,945,914)
                                          ----------     ----------
      Net oil & gas properties             1,184,584      1,238,651
                                          ----------     ----------
       Total assets                   $    1,184,604 $    1,238,677
                                          ==========     ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $      141,572 $      167,538
                                          ----------     ----------
        Total current liabilities            141,572        167,538
                                          ----------     ----------

  Partners' Equity
   Limited partners                        1,152,044      1,183,494
   General partners                         (109,012)      (112,355)
                                          ----------     ----------
         Total partners' equity            1,043,032      1,071,139
                                          ----------     ----------

         Total liabilities and
          partners' equity            $    1,184,604 $    1,238,677
                                          ==========     ==========



See accompanying note to the financial statements

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1997

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    165,122 $    31,101  $   196,223
Gain on sale of Equipment          1,535          15        1,550
                                --------    --------      -------
  Total Revenue                  166,657      31,116      197,773
                                --------    --------      -------

Costs and Expenses:
Production expense                69,744      13,136       82,880
General and administrative
 to a related party               63,110      11,887       74,997
General and administrative        11,727       2,209       13,936
Depreciation, depletion
 and amortization                 53,526         541       54,067
                                --------    --------      -------
  Total Costs and Expenses       198,107      27,773      225,880
                                --------    --------      -------
  Net Income(loss)          $    (31,450) $   3,343   $   (28,107)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (3.58)
                                  ======




See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    153,278 $    28,871  $   182,149
                                --------    --------      -------
  Total Revenue                  153,278      28,871      182,149
                                --------    --------      -------

Costs and Expenses:
Production expense                58,398      10,999       69,397
General and administrative
 to a related party               63,110      11,887       74,997
General and administrative        12,719       2,396       15,115
Depreciation, depletion
 and amortization                 58,666         593       59,259
                                --------    --------      -------
  Total Costs and Expenses       192,893      25,875      218,768
                                --------    --------      -------
  Net Income(loss)          $    (39,615) $   2,996   $   (36,619)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $      (4.51)
                                  ======




See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1997

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $    53,595   $  10,0095  $      63,690
Gain on sale of Equipment          1,535           15          1,550
                                --------     --------      ---------
  Total Revenue                   55,130       10,110         65,240
                                --------     --------      ---------

Costs and Expenses:
Production expense                22,665        4,268         26,853
General and administrative
 to a related party               21,037        3,962         24,999
General and administrative         2,916          549          3,465
Depreciation, depletion
 and amortization                 17,841          181         18,022
                                --------     --------      ---------
  Total Costs and Expenses        64,459        8,960         73,419
                                --------     --------      ---------
  Net Income(loss)           $    (9,329)  $    1,150  $      (8,179)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $     (1.06)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1997


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                   $     1,183,494      (112,355)  $   1,071,139
Net Income(Loss)                 (31,450)        3,343         (28,107)
                               ---------     ---------      ----------
Balance at end of period $     1,152,044      (109,012) $    1,043,032
                               =========     =========      ==========


                                  Nine Months Ended
                                 September 30, 1996

                               Limited       General
                               Partners      Partners             Total

Balance at beginning of
period                       $  1,231,468     (116,815)   $   1,114,653
  Net Income(Loss)                (39,615)       2,996          (36,619)
                                ---------    ---------       ----------
Balance at end of period     $  1,191,853     (113,819)  $    1,078,034
                                =========     ========      ===========


See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1997


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,161,373     (110,162) $     1,051,211
  Net Income(Loss)                 (9,329)       1,150          (8,179)
                                ---------    ---------       ----------
Balance at end of period    $   1,152,044     (109,012)  $    1,043,032
                                =========    =========       ==========


                                   Three Months Ended
                                   September 30, 1996

                              Limited      General
                              Partners     Partners        Total

Balance at beginning of
period                      $  1,202,717    (115,269)  $     1,087,448
  Net Income(Loss)               (10,864)      1,450            (9,414)
                               ---------   ---------         ----------
Balance at end of period    $  1,191,853    (113,819)  $     1,078,034
                               =========    ========         ==========


See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                         Nine months       Nine
                                            ended         months
                                          September        ended
                                           30, 1997      September
                                                         30, 1996

Net cash provided by(used in)
operating activities                   $      (1,556)  $     7,270
                                           ----------    ---------

Cash flows from investing activities:
  Proceeds from sale of equipment              1,550             0
  Investment in well and related
  facilities                                       0        (7,278)
                                           ----------     --------
Net Cash provided by/ (used in)
investing activities                           1,550        (7,278)
                                           ----------     --------


Net increase(decrease) in cash and
  cash equivalents                                (6)           (8)
Cash and cash equivalents at beginning
of period                                          26           29
                                            ---------     --------
Cash and cash equivalents at end of
period                                 $           20  $        21
                                            =========    =========

See accompanying note to the financial statements.

                  STERLING GAS DRILLING FUND 1981
                  (a New York limited partnership)
                     Note to Financial Statements
                         September 30, 1997

1. The accompanying statements for the period ending September 30, 1997 are unaudited but reflect all the adjustments necessary to present fairly the results of operations.