Form 10-K
period 1997-12-31
STERLING GAS DRILLING FUND 1981
filed 1998-03-25
CIK 356448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-K
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                           COMMISSION FILE NO. 0-10501

                         STERLING GAS DRILLING FUND 1981
             (Exact name of Registrant as specified in its charter)


            NEW YORK                                     13-3098770
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



         ONE LANDMARK SQUARE                                06901
        STAMFORD, CONNECTICUT                             (Zip Code)
(Address of principal executive offices)




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
                                                               YES  X   NO
                                                                  -----   -----
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

         The number of Units of the Registrant outstanding as of March 16, 1998, was: 8,790.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                         STERLING GAS DRILLING FUND 1981

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997

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

         During 1997, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1998, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1997, approximately $140,000, or 56.33%, and $97,000, or 39.39%, of the Partnership's gas production was purchased by the Brooklyn Union Gas Company and Phoenix Diversified, respectively. Neither purchaser has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1997 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1997, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                      Gross            Net
                                                      -----            ---
                  Oil Wells.......................       0              0.0
                  Gas Wells.......................      42             32.6

                  Producing acres.................   2,798.75       2,172.39

-------------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                            1997          1996         1995         1994        1993
                                                            ----          ----         ----         ----        ----
Production:
         Oil and Condensate (bbl).................             515          541          416          387          352
   Gas (Mcf)......................................          85,541       88,693       93,101       84,266      109,638
Average Price of Sales:
         Oil and Condensate ($ per bbl)...........      $    18.34        19.50        16.72        13.96        14.11
         Gas ($ per Mcf)$.........................      $     2.93         2.63         2.66         2.89         2.74
Production Expense per Dollar
         of Operating Revenue.....................      $     0.40         0.38         0.36         0.45         0.35


OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                            Proved Developed
        As of                               ----------------
        12-31                     Oil (bbls)                 Gas (Mcf)
        -----                     ----------                 ---------
        1993                         2,000                   1,654,000
        1994                         1,000                   1,209,000
        1995                         3,500                   1,453,500
        1996                         3,600                   1,435,000
        1997                         4,690                   1,273,000


         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                               Proved Developed
                                               ----------------
        As of                          Future Net             Present Value of
        12-31                            Revenue             Future Net Revenue
        -----                          ----------            ------------------
        1993                           $2,968,000                $1,344,000
        1994                            1,423,000                   703,000
        1995                            1,745,700                   765,500
        1996                            1,893,800                   817,000
        1997                            1,558,300                   687,900


         Since January 1, 1997, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1997 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1998, there were 690 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1997 or 1996. Aggregate cash distributions to the holders of the Units as of December 31, 1997, was $3,955,500.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1998, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 164 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 49, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 44, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 45, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 38, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 65, has been Secretary of Management since June, 1990, Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.          EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership reasonably allocated to the Partnership for in-house expenses incurred on behalf of the Partnership limited annually to an amount equal to 7% of the first $7,000,000 and 6% thereafter, of capital contributions, or in the case of third-party expenses, 3.5% of such contributions. During 1997 and 1996, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table shows as of March 16, 1998, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known by the Partnership to own more than five percent of the Units.


                                                     Number
Name and Address of Beneficial Owner                of Units        Percent
------------------------------------                --------        -------
PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901.............................     756            8.60

PrimeEnergy Corporation
  One Landmark Square
  Stamford, CT 06901 ............................     568            6.46

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1997 was paid well operating fees ranging from about $279 to $503 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1997 and 1996, the Partnership paid an aggregate of $71,090 and $61,589, respectively, in such fees and expenses.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.


                                       Sterling Gas Drilling Fund 1981
                                       By:   PrimeEnergy Management Corporation
                                             Managing General Partner



                                       By:   /s/ CHARLES E. DRIMAL, JR.
                                             ---------------------------------
                                             Charles E. Drimal, Jr.
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1998.



/s/ CHARLES E. DRIMAL, JR.               Director and President,
----------------------------------       PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.                   The Principal Executive Officer





/s/ BEVERLY A. CUMMINGS                  Director and Vice President and
----------------------------------       Treasurer, PrimeEnergy Management
Beverly A. Cummings                      Corporation; The Principal Financial
                                         and Accounting Officer





/s/ BENNIE H. WALLACE, JR.               Director, PrimeEnergy Management
----------------------------------       Corporation
Bennie H. Wallace, Jr.

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

                  Index to Financial Information and Schedules


                                                                                       PAGE NO.
                                                                                       --------
Selected Financial Data                                                                  F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                F-2


Report of Independent Public Accountants                                                 F-5

Financial Statements:

       Balance Sheets, December 31, 1997 and 1996                                        F-6

       Statements of Operations for the Years Ended December 31,
       1997, 1996 and 1995                                                               F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1997, 1996 and 1995                                            F-8

       Statements of Cash Flows for the Years Ended December 31,
       1997, 1996 and 1995                                                               F-9

       Notes to Financial Statements                                                     F-10


Schedules:

          V  -    Property and Equipment - Oil and Gas Properties for
                  the Years Ended December 31, 1997, 1996 and 1995                       F-18

          VI -    Accumulated Depreciation, Depletion, and Amortization -
                  Oil and Gas Properties for the Years Ended December 31,
                  1997, 1996 and 1995                                                    F-19


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

                               YEAR ENDED DECEMBER 31, (000'S OMITTED)
                               ---------------------------------------
                              1997         1996        1995        1994         1993
                              ----         ----        ----        ----         ----
Revenues .............     $   264      $   244      $   291      $   248      $   302
Net income (loss):
   Limited Partners ..         (34)         (48)         (31)        (380)         (84)
   General Partners ..           6            4            9           (5)           5
   Per equity unit ...       (4.63)       (5.46)       (3.47)      (43.23)       (9.51)
Total assets .........       1,161        1,239        1,305        1,389        1,767
Cash distributions:
   Limited Partners ..        --           --           --           --           --
   General Partners ..        --           --           --           --           --
   Limited partners as        --
    a % of original
    contribution .....        --           --           --           --           --



ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1997, the General Partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

         All aspects of the Partnership's operations and administration are handled through the use of the operating and Managing General Partner's computer systems. Both the operations company and the Managing General Partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete systems upgrade, which includes but is not limited to, the year 2000 issue will be implemented within the next year by both the operating company and the Managing General Partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the Partnership for the implementation necessary by either company.


         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $687,900 as compared to December 31, 1996, of about $817,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

         3.  Results of operations:

         1997 compared to 1996

         Operating revenue increased from $244,020 in 1996 to $264,531 in 1997. The main variable to effect the overall revenue was the favorable gas pricing contracts the Partnership participated in for the full twelve months of 1997. The average price per mcf in 1997 was $2.93 in 1997 as compared to $2.63 in 1996. The Partnership did experience a decline in gas production, from 88,693 mcf in 1996 to 85,541 mcf in 1997. The Partnership receives very little income from the production of oil and in 1997 both oil production and price were down, 541 barrels and a $19.50 average price in 1996 compared to 515 barrels and an average price of $18.54 in 1997.

         Overall production expenses increased from $92,332 in 1996 to $103,551 in 1997. Occasionally the Partnership will expend additional funds on light repairs which the operator has deemed necessary. These repairs are considered an appropriate means to increase, sustain or halt changes in production. These contributed to additional cost incurred, which may include additional maintenance, labor, location, access road work and other needed repairs. The majority of the rest of the costs expended for 1997 and for the previous year were for the general upkeep and maintenance at the well and well sites. General and administrative costs remained relatively unchanged from $118,658 in 1996 to $117,548 in 1997. Amounts in both years are substantially less than the $439,500 allocable to the Partnership under the Partnership Agreement. Any declines in these costs reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1997 or 1996. Normal depletion for both 1997 and 1996 was consistent with the Partnership's remaining property basis and the appropriate rates applied.

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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1981:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1981 (a New York limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1981 as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 5, 1998

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996





                                     Assets

                                                                                          1997                 1996
                                                                                        ----------          ----------
Current Assets:
  Cash and cash equivalents (Note 2)                                                    $       16          $        26
                                                                                        ----------          -----------
     Total Current Assets                                                                       16                   26
                                                                                        ----------          -----------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                          236,502              236,502
  Wells and related facilities                                                           6,948,063            6,948,063
                                                                                        ----------          -----------
      Total                                                                              7,184,565            7,184,565

  Less - Accumulated depreciation, depletion                                            (6,023,905)          (5,945,914)
                                                                                        ----------          -----------
          and amortization
                                                                                         1,160,660            1,238,651
                                                                                        ----------          -----------

     Total Assets                                                                       $1,160,676          $ 1,238,677
                                                                                        ==========          ===========



                        Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                            $  124,096          $   167,538
                                                                                        ----------          -----------
     Total Current Liabilities                                                             124,096              167,538
                                                                                        ----------          -----------

Partners' Equity:
  Limited partners                                                                       1,142,831            1,183,494
  General partners                                                                        (106,251)            (112,355)
                                                                                        ----------          -----------
     Total Partners' Equity                                                              1,036,580            1,071,139
                                                                                        ----------          -----------

     Total Liabilities and Partners' Equity                                             $1,160,676          $ 1,238,677
                                                                                        ==========          ===========



  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                             1997                                        1996
                             --------------------------------------       -------------------------------------
                             Limited        General                       Limited       General
                             Partners       Partners        Total         Partners      Partners        Total
                             --------       --------      ---------       --------      --------      ---------
Revenues:
  Operating revenues        $ 222,603      $  41,928      $ 264,531      $ 205,353      $  38,667     $ 244,020
  Other Revenue                  --             --             --             --             --            --
                            ---------      ---------      ---------      ---------      ---------     ---------
   (Note 10)
     Total Revenues           222,603         41,928        264,531        205,353         38,667       244,020
                            ---------      ---------      ---------      ---------      ---------     ---------

Costs and Expenses:
  Production expenses          87,138         16,413        103,551         77,697         14,635        92,332
  Depreciation,
   depletion and
   amortization                77,211            780         77,991         75,779            765        76,544
  General and
   administrative
   expenses (Note 7)           98,917         18,631        117,548         99,851         18,807       118,658
                            ---------      ---------      ---------      ---------      ---------     ---------
    Total Expenses            263,266         35,824        299,090        253,327         34,207       287,534
                            ---------      ---------      ---------      ---------      ---------     ---------

     Net Income (Loss)      $ (40,663)     $   6,104      $ (34,559)     $ (47,974)     $   4,460     $ (43,514)
                            =========      =========      =========      =========      =========     =========

  Net (Loss) Per
   Equity Unit (Note 2)     $   (4.63)                                    $  (5.46)
                            =========                                     =========

                                                        1995
                                       ----------------------------------------
                                       Limited         General
                                       Partners        Partners          Total
                                       --------        --------        --------
Revenues:
  Operating revenues                 $ 214,243        $  40,353       $ 254,596
  Other Revenue

   (Note 10)                            31,049            5,848          36,897
                                     ---------        ---------       ---------
     Total Revenues                    245,292           46,201         291,493
                                     ---------        ---------       ---------

Costs and Expenses:
  Production expenses                   76,329           14,377          90,706
  Depreciation,
   depletion and
   amortization                         82,771              836          83,607
  General and
   administrative
   expenses (Note 7)                   116,695           21,980         138,675
                                     ---------        ---------       ---------

    Total Expenses                     275,795           37,193         312,988
                                     ---------        ---------       ---------

     Net Income (Loss)               $ (30,503)       $   9,008       $ (21,495)
                                     =========        =========       =========

  Net (Loss) Per
   Equity Unit (Note 2)              $   (3.47)
                                     =========


  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   Limited          General
                                   Partners         Partners           Total
                                 ------------     ------------    -------------
Balance at December 31, 1994     $ 1,261,971      $  (125,823)     $ 1,136,148

Net Income (Loss)                    (30,503)           9,008          (21,495)
                                 -----------      -----------      -----------

Balance at December 31, 1995       1,231,468         (116,815)       1,114,653

Net Income (Loss)                    (47,974)           4,460          (43,514)
                                 -----------      -----------      -----------

Balance at December 31, 1996       1,183,494         (112,355)       1,071,139

Net Income (Loss)                    (40,663)           6,104          (34,559)
                                 -----------      -----------      -----------

Balance at December 31, 1997     $ 1,142,831      $  (106,251)     $ 1,036,580
                                 ===========      ===========      ===========


  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                     1997          1996          1995
                                                   --------      --------      --------

Cash Flows From Operating Activities:
 Net (loss)                                        $(34,559)     $(43,514)     $(21,495)
                                                   --------      --------      --------
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          77,991        76,544        83,607
   Changes in Assets and Liabilities:
    Due to affiliates                               (43,442)      (23,055)      (62,126)
                                                   --------      --------      --------
        Total Adjustments                            34,549        53,489        21,481
                                                   --------      --------      --------

      Net Cash Provided (Used) by

       Operating Activities                              10         9,975           (14)
                                                   --------      --------      --------
Cash Flows From Investing Activities:
 Equipment purchases                                   --          (9,978)         --
                                                   --------      --------      --------

     Net Cash Provided by Investing Activities         --          (9,978)         --
                                                   --------      --------      --------

Net increase (decrease) in cash and cash                (10)           (3)          (14)
 equivalents

Cash and cash equivalents, beginning of year             26            29            43
                                                   --------      --------      --------

Cash and cash equivalents, end of year             $     16      $     26      $     29
                                                   ========      ========      ========



  The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



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

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1997, 1996 and 1995:

                                                   1997      1996     1995
                                                  ------    ------    -----
          Average sales price per MCF of gas      $ 2.93     $2.63    $2.66
          Average sales price per barrel of        18.54     19.50    16.72
            oil and other liquids
          Production expense per dollar of           .40      0.38     0.36
            operating revenue


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1997, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                                                           (Unaudited)
                                                  -----------------------------
                                                    GAS (MCF)         OIL (BBL)
                                                  ------------       ----------
Reserves as of December 31, 1994                   1,208,528              1,015
Revisions of previous estimates                      338,127              2,924
Production                                           (93,101)              (416)
                                                  ----------         ----------

Reserves as of December 31, 1995                   1,453,554              3,523
Revisions of previous estimates                       70,045                662
Production                                           (88,693)              (541)
                                                  ----------         ----------

Reserves as of December 31, 1996                   1,434,906              3,644
Revisions of previous estimates                      (76,355)             1,564
Production                                           (85,541)              (515)
                                                  ----------         ----------

Reserves as of December 31, 1997                   1,273,010              4,693
                                                  ==========         ==========


                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995






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

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and because of they're impact on estimates of future production. The Partnership has recorded no additional provision in 1997, 1996 or 1995. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income equity would not have been reduced in 1997, 1996 or 1995.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

             Limited partners                                99.00%
             General partners                                 1.00%
                                                            ------
                                                            100.00%
                                                            ======

         Expenses of organization, costs of acquiring leases and the nonrecurring management fee:

             Limited partners                               100.00%
             General partners                                   - %
                                                            ------
                                                            100.00%
                                                            ======

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

             Limited partners                                84.15%
             General partners                                15.85%
                                                            ------
                                                            100.00%
                                                            ======
         All other income, gains, losses, costs, expenses, deductions and credits:

             Limited partners                                99.00%
             General partners                                 1.00%
                                                             -----
                                                            100.00%
                                                            ------

(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 1997 and 1996 represents all revenues and expenses collected or incurred on behalf of the Partnership by PEC and its subsidiaries, including the production operator's fees (Note 6(b)) and any advances made to the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995







(6)      Transactions With Affiliates - (Cont'd):

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $279 for each producing gas well and $503 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1997, 1996 and tatt1995, $68,976, $56,420 and $49,654 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1997 for which it was billed $2,114.

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

         During 1997, 1996 and 1995, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000 and $120,000, respectively.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995







(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                  Year Ended December 31,
                                         --------------------------------------
                                           1997          1996           1995
                                         ---------     ---------     ----------
Net income (loss) as
 reported on the
 Partnership's federal
 income tax return                       $ 40,239       $ 31,035       $ 62,113

Depreciation, depletion and
 amortization for financial
 reporting purposes
 (greater) less than income
 tax amount                              $(74,798)      $(74,549)      $(83,607)
                                         --------       --------       --------
Net (loss) per accompanying

 financial statements                    $(34,559)      $(43,514)      $(21,494)
                                         ========       ========       ========

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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995







 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


             Purchaser                 1997        1996         1995
             ---------               --------    --------     --------
             Brooklyn Union          $140,133     $146,923    $160,221
             Phoenix Diversified     $ 97,986     $ 70,723    $ 60,053

         The Partnership renewed its gas purchase contract with Phoenix Diversified in December 1997 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                         STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    Balance at                                            Balance
                                    Beginning     Additions                 Other         at End
                                     of Year       at Cost    Retirements  Changes        of Year
                                   ----------     ---------   ----------- ----------     ----------
Year Ended December 31, 1997:
  Leasehold costs                  $  236,502     $   --       $ --       $     --       $  236,502
  Wells and related facilities      6,948,063         --         --             --        6,948,063
                                   ----------     --------     ------     ----------     ----------
                                   $7,184,565     $   --       $ --       $     --       $7,184,565
                                   ==========     ========     ======     ==========     ==========
Year ended December 31, 1996:
  Leasehold costs                  $  236,502     $   --       $ --       $     --       $  236,502
  Wells and related facilities      6,938,085        9,978       --             --        6,948,063
                                   ----------     --------     ------     ----------     ----------
                                   $7,174,587     $  9,978     $ --       $     --       $7,184,965
                                   ==========     ========     ======     ==========     ==========

Year Ended December 31, 1995:
  Leasehold costs                  $  236,502     $   --       $ --       $     --       $  236,902
  Wells and related facilities      6,938,085         --         --             --        6,938,085
                                   ----------     --------     ------     ----------     ----------
                                   $7,174,587     $   --       $ --       $     --       $7,174,587
                                   ==========     ========     ======     ==========     ==========

                                   SCHEDULE VI


                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                   Balance at      Charges to                              Balance
                                   Beginning       Costs and                 Other         at End
                                    of Year         Expenses    Retirements  Changes       of Year
                                   ----------    ------------- ------------  --------    ----------
Year Ended December 31, 1997:
  Wells and related facilities     $5,709,412     $   77,991     $  --       $  --       $5,787,403
  Leasehold costs                     236,502           --          --          --          236,502
                                   ----------     ----------     -------     -------     ----------
                                   $5,945,914     $   77,991     $  --       $  --       $6,023,905
                                   ==========     ==========     =======     =======     ==========

Year ended December 31, 1996:
  Wells and related facilities     $5,632,868     $   76,544     $  --       $  --       $5,709,412
  Leasehold costs                     236,502           --          --          --          236,502
                                   ----------     ----------     -------     -------     ----------
                                   $5,869,370     $   76,544     $  --       $  --       $5,945,914
                                   ==========     ==========     =======     =======     ==========

Year Ended December 31, 1995:
  Wells and related facilities     $5,549,261     $   83,607     $  --       $  --       $5,632,868
  Leasehold costs                     236,502           --          --          --          236,502
                                   ----------     ----------     -------     -------     ----------
                                   $5,785,763     $   83,607     $  --       $  --       $5,869,370
                                   ==========     ==========     =======     =======     ==========

                                INDEX TO EXHIBITS

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                       EXHIBIT                                         PAGE
------                       -------                                     -------------
 (3)   Form of Agreement of Limited Partnership of Sterling Gas Drilling
       Fund 1981 (incorporated by reference to Exhibit (3) of Sterling
       Gas Drilling Fund 1981 Form 10-K for the year ended December 31,
       1994)

 (24)  Consent of Ryder Scott Company (filed herewith)

 (27)  Financial Data Schedule. (filed herewith)
