Form 10-Q
period 1998-03-31
STERLING GAS DRILLING FUND 1981
filed 1998-05-13
CIK 356448

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998


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

Balance Sheets - March 31, 1998 and December 31, 1997.

Statements of Operations for the Three Months Ended March 31, 1998 and
1997.

Statements of Changes in Partners' Equity for the year ended December 31, 1997 and for the Three Months Ended March 31, 1998.

Statements of Cash Flows for the Three Months Ended March 31, 1998 and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1998, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

     All aspects of the Partnership's operations and administration is handled through the use of the operating and managing general partner's computer systems. Both , the operations company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue will be implemented with in the next nine months by both the operating company and the managing general partner. Both companies upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the partnership for the implementation necessary by either company.

     The net proved oil and gas reserves of the Partnership are considered to be a indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $687,900 as compared to the value as of December 31, 1996 which was approximately $817,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity.

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

3.   Results of Operations -

 The Partnership's operating revenues increased from $69,873 in 1997 to $80,990 in 1998 .This increase can be directly attributed to the an increase in gas production from 23,280 MCF's in 1997 to 27,719 MCF's in 1998. The Partnership did benefit from a stable average price per mcf of $2.90 in 1997 and $2.86 in 1998. A large amount of the gas produced by the Partnership is sold under a twelve month fixed price contract that commenced in December 1997. The price received currently is still more favorable and less changeable then the current market spot price. Production expenses increased slightly from $25,359 in 1997 to $27,471 in 1998. Most expenditures for repairs, locations and labor in 1997 and 1998 were used to maintain the general upkeep of the wells and well sites. Also, variable costs associated with production data increased, for example the related well taxes which are based upon production.

Overall general and administrative expenses, both related and third party costs, changed very little between 1997 and 1998. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise downward the properties basis in either 1997 or first quarter 1998. The partnership did expend $3,045 in 1998 for capitalized costs. An example of these types of costs are lift equipment , replacement of tubing or piping. The operator will expend funds on capital improvements if to do so would increase and stabilize production or minimize declines. Overall depletion expense is consistent for each year based upon the property basis and the rates used.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item 6 Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

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

May 12, 1998                       BY: /S/Charles E.Drimal Jr.
    (DATE)                             -----------------------
                                       Charles E. Drimal, Jr.
                                       General Partner

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                          March 31,      December 31,
                                            1998             1997
Assets
Current Assets:
  Cash and cash equivalents            $           5  $             16
                                          ----------       -----------
      Total current assets                         5                16

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502           236,502
  Well and related facilities              6,951,108         6,948,063
   less accumulated depreciation,
    depletion and amortization            (6,042,233)       (6,023,905)
                                          ----------        ----------
                                           1,145,377         1,160,660
                                          ----------        ----------
       Total assets                    $   1,145,382  $      1,160,686
                                          ==========        ==========
Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $     102,623  $        124,096
                                          ----------        ----------
        Total current liabilities            102,623           124,096
                                          ----------        ----------

  Partners' Equity
   Limited partners                        1,145,309         1,142,831
   General partners                         (102,550)         (106,251)
                                          ----------        ----------
         Total partners' equity            1,042,759         1,036,580
                                          ----------        ----------

         Total liabilities and
          partners' equity             $   1,145,382  $      1,160,676
                                          ==========        ==========



See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     68,153 $    12,837 $     80,990
                                --------    --------      -------
  Total Revenue                   68,153      12,837       80,990
                                --------    --------      -------

Costs and Expenses:
Production expense                23,117       4,354       27,471
General and administrative
 to a related party               21,043       3,964       25,007
General and administrative         3,370         635        4,005
Depreciation, depletion
 and amortization                 18,145         183       18,328
                                --------    --------      -------
  Total Costs and Expenses        65,675       9,136       74,811
                                --------    --------      -------
  Net Income                $      2,478 $     3,701 $      6,179
                                ========    ========      =======
Net Income per equity unit  $       0.28
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)


                                Limited        General
                                Partners       Partners      Total

Balance at December 31, 1996  $  1,183,494  $    (112,355) $   1,071,139
  Net Income(Loss)                 (40,663)         6,104        (34,559)
                                 ---------      ---------      ---------
Balance at December 31, 1997     1,142,831       (106,251)     1,036,580
  Net Income                         2,478          3,701          6,179
                                 ---------      ---------      ---------
Balance at March 31, 1998     $  1,145,309  $    (102,550) $   1,042,759
                                 =========      =========      =========

See accompanying note to the financial  statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                       Three months     Three months
                                        ended March     ended March
                                          31,1998         31,1997

Net cash provided by operating
activities                           $         3,034 $            47
                                          ----------      ----------
Cash provided by/(used in)
investment activities:
  Investment in wells and related
  facilities                                  (3,045)              0
                                          ----------      ----------
Net  cash provided by/(used in)
investment activities                         (3,045)              0
                                          ----------      ----------

Net increase(decrease) in cash and
  cash equivalents                               (11)             47
Cash and cash equivalents at
beginning of period                               16              26
                                          ----------      ----------
Cash and cash equivalents at end of
period                               $             5 $            73
                                          ==========      ==========

See accompanying note to the financial  statements.

                       STERLING GAS DRILLING FUND 1981
                       (a New York limited partnership)
                        Note to Financial Statements
                             March 31, 1998

1. The accompanying statements for the period ending March 31, 1998 are unaudited but reflect all the adjustments necessary to present fairly the results of operations