Form 10-Q
period 1998-06-30
STERLING GAS DRILLING FUND 1981
filed 1998-08-13
CIK 356448

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1998

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

Balance Sheets - June 30, 1998 and December 31, 1997.

Statements of Operations for the Six and Three Months Ended June 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1998 and 1997.

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1998, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

All aspects of the Partnership's operations and administration are handled through the use of managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

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


2.   Capital Resources -
The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one plugged well. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
Operating  Revenues  increased from $132,533 in 1997  to  $161,621  in
1998, due to gas production increase, from 43,399 MCF in 1997 to 54,339 MCF in 1998, combined with a slight increase in average price per MCF from $2.85 in 1997 to $2.93 in 1998. The Partnership has expended funds to purchase additional equipment and to complete light repairs which , based upon the operator's evaluation, are designed to increase production or to halt any further significant declines. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. These costs are capitalized if they meet the appropriate criteria. Production expenses increased from $55,947 in 1997 to $66,528 in 1998 as a result of a combination of repairs and labor costs associated with the wells and well sites. These repairs may also result in the well's temporarily shut-in which could account for some declines in production. The production expenses incurred in 1997 were of a normal and recurring nature to upkeep the wells.

Overall general and administrative expenses remained stable and showed little change from 1997 to 1998. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in either 1997 or first half of 1998. The lower depletion expense in 1998 is due to overall lower depletable cost basis in oil and gas properties.


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

                                 BY:       /s/ Charles E. Drimal Jr.
                                         --------------------------
                                         Charles E. Drimal, Jr.
                                         General Partner

August 12, 1998

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         June 30,      December 31,
                                           1998            1997
                                        (unaudited)      (audited)

Assets
Current Assets:
  Cash and cash equivalents          $            7  $            16
                                         ----------      -----------
      Total current assets                        7               16

Oil and Gas properties -
successful efforts method:
  Leasehold costs                           236,502          236,502
  Well and related facilities             6,959,472        6,948,063
   less accumulated
   depreciation, depletion and
   amortization                          (6,060,825)      (6,023,905)
                                         ----------       ----------
                                          1,135,149        1,160,660
                                         ----------       ----------
       Total assets                  $    1,135,156  $     1,160,676
                                         ==========       ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                 $       99,178  $       124,096
                                         ----------       ----------
        Total current liabilities            99,178          124,096
                                         ----------       ----------

  Partners' Equity
   Limited partners                       1,136,842        1,142,831
   General partners                        (100,864)        (106,251)
                                         ----------       ----------
         Total partners' equity           1,035,975        1,036,580
                                         ----------       ----------

         Total liabilities and
          partners' equity           $    1,135,156  $     1,160,676
                                         ==========       ==========



See accompanying note to financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                               Limited       General
                               Partners      Partners       Total
Revenue:
Operating revenue           $    136,003  $      256,170  $      161,620
                                --------        --------         -------
  Total Revenue                  136,003          25,617         161,620
                                --------        --------         -------

Costs and Expenses:
Production expense                55,983          10,545          66,528
General and administrative
 to a related party               42,080           7,926          50,006
General and administrative         7,378           1,390           8,768
Depreciation, depletion
 and amortization                 36,551             369          36,920
                                --------        --------         -------
  Total Costs and Expenses       141,992          20,230         162,222
                                --------        --------         -------
  Net Income(loss)          $     (5,989)  $       5,387 $          (602)
                                ========        ========         =======
Net Income(loss)
    per equity unit         $       (.68)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $     67,850 $      12,780 $     80,630
                                 --------      --------    ---------
  Total Revenue                    67,850        12,780       80,630
                                 --------      --------    ---------

Costs and Expenses:
Production expense                 32,866         6,191       39,057
General and administrative
 to a related party                21,037         3,960       24,999
General and administrative          4,008           755        4,763
Depreciation, depletion
 and amortization                  18,406        11,094       18,592
                                 --------      --------    ---------
  Total Costs and Expenses         76,317        11,094       87,411
                                 --------      --------    ---------
  Net Income(loss)           $     (8,467) $       1,686 $    (6,781)
                                 ========      ========    =========
Net Income(loss)
    per equity unit          $       (.96)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1998


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                    $ 1,142,831      (106,251)   $  1,036,580
Net Income(loss)               (5,989)        5,387            (602)
                            ---------      --------      -----------
Balance at end of period  $ 1,136,842      (100,864)   $  1,035,978
                            =========      ========      ===========


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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1998

                               Limited       General
                               Partners      Partners             Total

Balance at beginning of
period                      $   1,145,309 $    (102,550) $    1,042,759
  Net Income(Loss)                 (8,467)        1,686          (6,781)
                                 --------     --------       ----------
Balance at end of period    $   1,136,842 $    (100,864) $    1,035,978
                                 ========     ========       ==========

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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                                 Six           Six
                                               months        months
                                                ended         ended
                                              June 30,      June 30,
                                                1998          1997

Net cash provided by operating
activities                                $       11,400 $         37
                                              ----------    ---------
 Cash(used in)investment activities:
  Investment in wells and related
      facilities                                 (11,409)           0
                                              ----------    ---------
 Net Cash used in investment
     activities                                  (11,409)           0
                                              ----------    ---------
Net increase(decrease) in cash and
  cash equivalents                                    (9)          37
Cash and cash equivalents at beginning
of period                                             16           26
                                              ----------    ---------
Cash and cash equivalents at end of
period                                    $            7 $         63
                                              ==========    =========



see accompanying note to financial  statements.

STERLING GAS DRILLING FUND 1981(a New York limited partnership)Note to
                   Financial StatementsJune 30, 1998
1. The accompanying statements for the period ending June 30, 1998 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.