Form 10-Q
period 1998-09-30
STERLING GAS DRILLING FUND 1981
filed 1998-11-12
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Balance Sheets - September 30, 1998 and December 31, 1997.

Statements of Operations for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Cash Flows for the Nine Months Ended September 30,  1998  and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1998, the General Partners have distributed to the Limited Partners $3,955,500. Such cash distributions are equivalent to 45 % of original total capital contributions distributed to the limited partners.

  All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

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


2.   Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non-commercial wells and one plugged well. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
The Partnership's operating revenue increased from $196,223 in 1997 to $234,571 in 1998. The majority of the Partnership's revenue is from gas production. The Partnership experienced an significant increase in gas production from 65,119 MCF in 1997 to 79,177 MCF in 1998. There was relatively little change in the average price per MCF the Partnership received, from $2.87 in 1997 to $2.92 in 1998. The stable price and higher gas produced resulted in a very favorable increase to overall operating revenues.

Production expenses increased from $82,880 in 1997 to $91,504 in 1998. The partnership did expend funds on additional capitalized well equipment and other repairs performed on a few wells. The operator will determine if additional equipment, for example lift equipment, will have a beneficial effect on production. The operator will also perform various repairs including but not limited to location work, road repairs, pipeline repairs and additional labor cost as deemed appropriate. In most cases large repairs are made to help maintain or increase overall production. Also the Partnership in both years expended the necessary funds on the routine, general upkeep and maintenance of the well and well site

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1998 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. General and administrative charges were stable from 1997 to 1998.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1997 or in the three-quarters of 1998. The expense recorded is consistent with the current basis of the Partnership's properties.

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


                               STERLING GAS DRILLING FUND 1981
 November 12, 1998             BY: /S/Charles E. Drimal Jr.
 (DATE)                        --------------------------
                               Charles E. Drimal, Jr.
                               General Partner

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         September       December
                                          30,1998        31, 1997
                                        (unaudited)     (audited)
Assets
Current Assets:
  Cash and cash equivalents           $            3 $           16
                                          ----------    -----------
      Total current assets                         3             16

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502        236,502
  Well and related facilities              6,991,151      6,948,063
   less accumulated
   depreciation, depletion and
   amortization                           (6,079,285)    (6,023,905)
                                          ----------     ----------
      Net oil & gas properties             1,148,368      1,160,660
                                          ----------     ----------
       Total assets                   $    1,148,371 $    1,160,676
                                          ==========     ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                  $      114,083 $      124,096
                                          ----------     ----------
        Total current liabilities            114,083        124,096
                                          ----------     ----------

  Partners' Equity
   Limited partners                        1,132,677      1,142,831
   General partners                          (98,389)      (106,251)
                                          ----------     ----------
         Total partners' equity            1,034,288      1,036,580
                                          ----------     ----------

         Total liabilities and
          partners' equity            $    1,148,371 $    1,160,676
                                          ==========     ==========



See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    197,391 $    37,180  $   234,571
Gain on sale of equipment              0           0            0
                                --------    --------      -------
  Total Revenue                  197,391      37,180      234,571
                                --------    --------      -------

Costs and Expenses:
Production expense                77,001      14,503       91,504
General and administrative
 to a related party               63,117      11,888       75,005
General and administrative        12.601       2,373       14,974
Depreciation, depletion
 and amortization                 54,826         554       55,380
                                --------    --------      -------
  Total Costs and Expenses       207,545      29,318      236,863
                                --------    --------      -------
  Net Income(loss)          $    (10,154) $   7,862   $    (2,292)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $     (1.16)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $    61,388   $   11,563  $      72,951
Gain on sale of equipment              0            0              0
                                --------     --------      ---------
  Total Revenue                    61,88       11,563         72,951
                                --------     --------      ---------

Costs and Expenses:
Production expense                21,018        3,958         24,976
General and administrative
 to a related party               21,037        3,962         24,999
General and administrative         5,223          983          6,206
Depreciation, depletion
 and amortization                 18,275          185         18,460
                                --------     --------      ---------
  Total Costs and Expenses        65,553        9,088         74,641
                                --------     --------      ---------
  Net Income(loss)           $    (4,165)  $    2,475  $      (1,690)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $      (.48)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1998


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                   $     1,142,831       (106,251)  $   1,036,580
Net Income(Loss)                 (10,154)         7,862          (2,292)
                               ---------      ---------      ----------
Balance at end of period $     1,132,677        (98,389) $    1,034,288
                               =========      =========      ==========


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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1998


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,136,842     (100,864) $     1,035,978
  Net Income(Loss)                 (4,165)       2,475          (1,690)
                                ---------    ---------       ----------
Balance at end of period    $   1,132,677     (98,389) $      1,034,288
                                =========    =========       ==========


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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                     Nine months      Nine months
                                        Ended            ended
                                      September        September
                                      30, 1997         30, 1997


Net cash provided by(used in)
operating activities             $         43,075 $        (1,556)
                                       ----------       ----------

Cash flows from investing
activities:
 Proceeds from sale ofequipment                 0            1,550
 Investment in well and related
  Facilities                               43,088                0
                                       ----------         --------
Net Cash provided by (used in)
investing activities                      (43,088)            1,550
                                       ----------         --------


Net increase(decrease) in cash
and  cash equivalents                        (13)               (6)
Cash and cash equivalents at
beginning of period                            16               26
                                        ---------         --------
Cash and cash equivalents at end
of period                        $              3  $            20
                                        =========        =========

See accompanying note to the financial statements.

                   STERLING GAS DRILLING FUND 1981
                   (a New York limited partnership)
                   Note to Financial Statements
                      September 30, 1998


1. The accompanying statements for the period ending September 30, 1998 are unaudited but reflect all the adjustments necessary to present fairly the results of operations.