Form 10-K
period 1998-12-31
STERLING GAS DRILLING FUND 1981
filed 1999-03-30
CIK 356448

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                          OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM      TO

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

         The number of Units of the Registrant outstanding as of March 16, 1999, was: 8,790.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

===============================================================================

                        STERLING GAS DRILLING FUND 1981

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998

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

         During 1998, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1999, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1998, approximately $184,191, or 61.87%, and $100,237, or 33.67%, of the Partnership's gas production was purchased by the Brooklyn Union Gas Company and Phoenix Diversified, respectively; approximately $5,095, or 90.15% of oil production was purchased by the American Refining Group. None of these purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase its oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1998 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1998, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

------------------
         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                                      YEAR ENDED DECEMBER 31,
                                                                     ------------------------
                                                    1998            1997           1996         1995           1994
                                                ------------       ------         ------       ------         ------
Production:
         Oil and Condensate (bbl).............           709          515            541          416            387
         Gas (Mcf)............................       102,850       85,541         88,693       93,101         84,266
Average Price of Sales:
         Oil and Condensate ($ per bbl). . ...  $      12.14        18.34          19.50        16.72          13.96
         Gas ($ per Mcf)......................  $       2.92         2.93           2.63         2.66           2.89
Production Expense per Dollar
         of Operating Revenue.................  $       0.39         0.40           0.38         0.36           0.45

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):


                                                                       Proved Developed
                 As of                                ---------------------------------------------------
                 12-31                                Oil (bbls)                               Gas (Mcf)
                 -----                                ----------                               ---------
                 1994                                   1,000                                  1,209,000
                 1995                                   3,500                                  1,453,500
                 1996                                   3,600                                  1,435,000
                 1997                                   4,690                                  1,273,000
                 1998                                   4,620                                  1,472,000

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                                                            Proved Developed
                                                                  --------------------------------------------
               As of                                              Future Net                 Present Value of
               12-31                                               Revenue                  Future Net Revenue
               -----                                              -----------               ------------------
                1994                                              $1,423,000                     $703,000
                1995                                               1,745,700                      765,500
                1996                                               1,893,800                      817,000
                1997                                               1,558,300                      687,900
                1998                                               1,820,700                      807,750

         Since January 1, 1998, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.         LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1998 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 16, 1999, there were 629 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1998 or 1997. Aggregate cash distributions to the holders of the Units as of December 31, 1998, was $3,955,500.

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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1999, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 176 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 51, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 46, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 47, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lynne G. Pizor, age 39, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January 1986 through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 66, has been Secretary of Management since June, 1990, Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.        EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership reasonably allocated to the Partnership for in-house expenses incurred on behalf of the Partnership limited annually to an amount equal to 7% of the first $7,000,000 and 6% thereafter, of capital contributions, or in the case of third-party expenses, 3.5% of such contributions. During 1998 and 1997, the allocation of general and administrative expenses to the Partnership was $100,000 for each year.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Units. The following table shows as of March 16, 1999, the name and address of such beneficial owners, and the number and percent of Units beneficially owned by them, all of which are directly owned.

                                                                 Number
Name and Address of Beneficial Owner                            of Units       Percent
------------------------------------                            --------       -------
PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901......................................         756             8.60%
PrimeEnergy Corporation
  One Landmark Square
  Stamford, CT 06901 .....................................       1,479            16.82%


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1998 was paid well operating fees ranging from about $307 to $555 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1998 and 1997, the Partnership paid an aggregate of $78,979 and $71,090, respectively, in such fees and expenses.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                       Sterling Gas Drilling Fund 1981
                                       By: PrimeEnergy Management Corporation
                                           Managing General Partner



                                       By: /s/ CHARLES E. DRIMAL, JR.
                                           -------------------------------------
                                           Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1999.



/s/ CHARLES E. DRIMAL, JR.             Director and President,
-----------------------------------    PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.

                                       The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS                Director and Vice President and Treasurer,
-----------------------------------    PrimeEnergy Management Corporation;
Beverly A. Cummings
                                       The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.             Director, PrimeEnergy Management
-----------------------------------    Corporation
Bennie H. Wallace, Jr.

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

                  Index to Financial Information and Schedules


                                                                                                         PAGE NO.
                                                                                                         --------

Selected Financial Data                                                                                    F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                  F-2


Report of Independent Public Accountants                                                                   F-6

Financial Statements:

       Balance Sheets, December 31, 1998 and 1997                                                          F-7

       Statements of Operations for the Years Ended December 31,
       1998, 1997 and 1996                                                                                 F-8

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1998, 1997 and 1996                                                              F-9

       Statements of Cash Flows for the Years Ended December 31,
       1998, 1997 and 1996                                                                                 F-10

       Notes to Financial Statements                                                                       F-11


Schedules:

          V  -    Property and Equipment - Oil and Gas Properties for
                  the Years Ended December 31, 1998, 1997 and 1996                                         F-19

          VI -    Accumulated Depreciation, Depletion, and Amortization -
                  Oil and Gas Properties for the Years Ended December 31,
                  1998, 1997 and 1996                                                                      F-20


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


                                                        YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                           -----------------------------------------------------------------
                                             1998          1997          1996           1995          1994
                                           -------        ------        ------         ------        -------
Revenues.............................      $   309        $  264        $  244         $  291        $   248
Net income (loss):
   Limited Partners..................         (35)           (34)          (48)           (31)          (380)
   General Partners..................           8              6             4              9             (5)
   Per equity unit...................       (3.99)         (4.63)        (5.46)         (3.47)        (43.23)
Total assets.........................       1,162          1,161         1,239          1,305          1,389
Cash distributions:
   Limited Partners..................          --             --            --             --             --
   General Partners..................          --             --            --             --             --
   Limited partners as
    a % of original
    contribution.....................          --             --            --             --             --

ITEM 7.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1998, the General Partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

         In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Managing General Partner, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999.

         Through 1998, the Managing General Partner has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Managing General Partner expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1998 was approximately $807,750 as compared to December 31, 1997, of about $687,900. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

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

         3. Results of operations:

         1998 compared to 1997

         Operating revenue increased from $264,531 in 1997 to $309,715 in 1998. The Partnership did experience a significant increase in gas production, from 85,541 mcf in 1997 to 102,850 mcf in 1998. The difference in the average price per mcf received in 1998 and 1997 was a slight decrease of one cent per mcf. The stable price for gas combined with the increased mcf production were the main factors in increased revenue received from gas production. The Partnership receives very little income from the production of oil but during 1998 oil production was slightly higher, 709 barrels as compared to 515 barrels in 1997. The total benefit to revenue from oil production was offset due to significantly lower average prices per barrel received from the purchasers throughout 1998, $18.54 per average barrel in 1997 to $12.14 per average barrel in 1998. The operator of the wells may determine that additional equipment or replacement equipment may assist in maintaining current production levels or reduce declines in production. The additional equipment expenditures helped the Partnership's production throughout 1998.

         Overall production expenses increased from $103,551 in 1997 to $137,561 in 1998. Occasionally the Partnership will expend additional funds on light repairs, which the operator has deemed necessary. These repairs are considered an appropriate means to increase, sustain or halt changes in production. These repairs as well as the additional or replacement equipment contributed to additional cost incurred, which may include supplemental maintenance, labor, location, access road work and other needed repairs. The majority of the production expenditures for 1997 were for the general upkeep and routine maintenance at the well and well sites. General and administrative costs showed a small increase from $117,548 a in 1997 to $118,363 in 1998. Amounts in both years are substantially less than the $439,500 which may be allocable to the Partnership under the Partnership Agreement. Management continues to use in-house resources if it will provide efficient and timely services to the Partnership. Slight changes to these type costs are in keeping with management's overall goal to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1998 or 1997. Normal depletion for both 1998 and 1997 was consistent with the Partnership's remaining property basis and the appropriate rates applied.

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

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1981:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1981 (a New York limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1981 as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 9, 1999

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997




                                     Assets


                                                                                   1998           1997
                                                                                -----------    -----------

Current Assets:
  Cash and cash equivalents (Note 2)                                            $        19    $        16
                                                                                -----------    -----------
     Total Current Assets                                                                19             16
                                                                                -----------    -----------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                   236,502        236,502
  Wells and related facilities                                                    7,026,724      6,944,355
                                                                                -----------    -----------
      Total                                                                       7,263,226      7,180,857
  Less - Accumulated depreciation, depletion                                     (6,101,369)    (6,020,197)
          and amortization                                                      -----------    -----------
                                                                                  1,161,857      1,160,660
                                                                                -----------    -----------
     Total Assets                                                               $ 1,161,876    $ 1,160,676
                                                                                ===========    ===========


                                         Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                        152,677        124,096
                                                                                -----------    -----------
     Total Current Liabilities                                                      152,677        124,096
                                                                                -----------    -----------

Partners' Equity:
  Limited partners                                                                1,107,736      1,142,831
  General partners                                                                  (98,537)      (106,251)
                                                                                -----------    -----------
     Total Partners' Equity                                                       1,009,199      1,036,580
                                                                                -----------    -----------

     Total Liabilities and Partners' Equity                                     $ 1,161,876    $ 1,160,676
                                                                                ===========    ===========




  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                           1998                                     1997
                           -------------------------------------     ------------------------------------
                           Limited       General                     Limited       General
                           Partners      Partners        Total       Partners      Partners       Total
                           ---------     ---------     ---------     ---------     ---------    ---------

Revenues:
  Operating revenues       $ 260,625     $  49,090     $ 309,715     $ 222,603     $  41,928    $ 264,531
                           ---------     ---------     ---------     ---------     ---------    ---------

Costs and Expenses:
  Production expenses        115,758        21,803       137,561        87,138        16,413      103,551
  Depreciation,
   depletion and
   amortization               80,360           812        81,172        77,211           780       77,991
  General and
   administrative
   expenses (Note 7)          99,602        18,761       118,363        98,917        18,631      117,548
                           ---------     ---------     ---------     ---------     ---------    ---------
    Total Expenses           295,720        41,376       337,096       263,266        35,824      299,090
                           ---------     ---------     ---------     ---------     ---------    ---------
     Net Income (Loss)     $ (35,095)    $   7,714     $ (27,381)    $ (40,663)    $   6,104    $ (34,559
                           =========     =========     =========     =========     =========    =========
  Net (Loss) Per
   Equity Unit (Note 2)    $   (3.99)                                $   (4.63)
                           =========                                 =========

                                          1996
                           ------------------------------------
                           Limited       General
                           Partners      Partners       Total
                           ---------     ---------    ---------

Revenues:
  Operating revenues       $ 205,353     $  38,667    $ 244,020
                           ---------     ---------    ---------

Costs and Expenses:
  Production expenses         77,697        14,635       92,332
  Depreciation,
   depletion and
   amortization               75,779           765       76,544
  General and
   administrative
   expenses (Note 7)          99,851        18,807      118,658
                           ---------     ---------    ---------
    Total Expenses           253,327        34,207      287,534
                           ---------     ---------    ---------
     Net Income (Loss)     $ (47,974)    $   4,460    $ (43,514)
                           =========     =========    =========
  Net (Loss) Per
   Equity Unit (Note 2)    $   (5.46)
                           =========




  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1996 AND 1995





                                  Limited        General
                                  Partners       Partners          Total
                                -----------     -----------     -----------

Balance at December 31, 1995    $ 1,231,468     $  (116,815)    $ 1,114,653

Net (Loss)                          (47,974)          4,460         (43,514)
                                -----------     -----------     -----------

Balance at December 31, 1996      1,183,494        (112,355)      1,071,139

Net Income (Loss)                   (40,663)          6,104         (34,559)
                                -----------     -----------     -----------

Balance at December 31, 1997      1,142,831        (106,251)      1,036,580
                                -----------     -----------     -----------

Net Income (Loss)                   (35,095)          7,714         (27,381)
                                -----------     -----------     -----------

Balance at December 31,1998     $ 1,107,736     $   (98,537)    $ 1,009,199
                                ===========     ===========     ===========



  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                                    1998           1997         1996
                                                  ---------     ---------     ---------

Cash Flows From Operating Activities:
 Net (loss)                                       $ (27,381)    $ (34,559)    $ (43,514)
                                                  ---------     ---------     ---------
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization          81,172        77,991        76,544
   Changes in Assets and Liabilities:
    Due to affiliates                                28,581       (43,442)      (23,055)
                                                  ---------     ---------     ---------
        Total Adjustments                           109,753        34,549        53,489
                                                  ---------     ---------     ---------
      Net Cash Provided (Used) by
       Operating Activities                          82,372            10         9,975
                                                  ---------     ---------     ---------
Cash Flows From Investing Activities:
 Equipment purchases                                (82,369)           --        (9,978)
                                                  ---------     ---------     ---------
     Net Cash Provided by Investing Activities      (82,369)           --        (9,978)
                                                  ---------     ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                              3           (10)           (3)
Cash and cash equivalents, beginning of year             16            26            29
                                                  ---------     ---------     ---------
Cash and cash equivalents, end of year            $      19     $      16     $      26
                                                  =========     =========     =========




  The Notes to Financial Statements are an integral part of these statements.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(2)      Summary of Significant Accounting Policies - (Cont'd):

         capitalized costs are amortized on a property by property basis (utilizing aggregations of common geological structures) by the unit-of-production method based upon the ratio of production to proved developed oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

         Federal Income Taxes:

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

                        DECEMBER 31, 1998, 1997 AND 1996



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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1998, 1997 and 1996:

                                                                       1998           1997          1996
                                                                      ------         ------        ------

              Average sales price per MCF of gas                      $ 2.92         $ 2.93        $ 2.63
              Average sales price per barrel of
               oil and other liquids                                   12.14          18.54         19.50
              Production expense per dollar of                           .39            .40          0.38
               operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1998. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1998, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



(4)      Quantities of Oil and Gas Reserves - (Cont'd):


                                           (Unaudited)
                                    -------------------------
                                     GAS (MCF)      OIL (BBL)
                                    ----------     ----------

Reserves as of December 31, 1995     1,453,554          3,523
Revisions of previous estimates         70,045            662
Production                             (88,693)          (541)
                                    ----------     ----------

Reserves as of December 31, 1996     1,434,906          3,644
Revisions of previous estimates        (76,355)         1,564
Production                             (85,541)          (515)
                                    ----------     ----------

Reserves as of December 31, 1997     1,273,010          4,693
Revisions of Previous Estimates        302,253            635
Production                            (102,850)          (709)
                                    ----------     ----------

Reserves as of December 31, 1998     1,472,413          4,619
                                    ==========     ==========

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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and because of they're impact on estimates of future production. The Partnership has recorded no additional provision in 1998, 1997 or 1996. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income equity would not have been reduced in 1998, 1997 or 1996.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

             Limited partners                                            99.00%
             General partners                                             1.00%
                                                                        ------
                                                                        100.00%
                                                                        ======

         Expenses of organization, costs of acquiring leases and the nonrecurring management fee:

             Limited partners                                           100.00%
             General partners                                               --%
                                                                        ------
                                                                        100.00%
                                                                        ======

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

             Limited partners                                            84.15%
             General partners                                            15.85%
                                                                        ------
                                                                        100.00%
                                                                        ======

         All other income, gains, losses, costs, expenses, deductions and credits:

             Limited partners                                            99.00%
             General partners                                             1.00%
                                                                        ------
                                                                        100.00%
                                                                        ======


(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 1998 and 1997 represents all revenues and expenses collected or incurred on behalf of the Partnership by PEC and its subsidiaries, including the production operator's fees (Note 6(b)) and any advances made to the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



(6)      Transactions With Affiliates - (Cont'd):

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $307 for each producing gas well and $555 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1998, 1997 and 1996, $74,107, $68,976 , and $56,420 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1998 and 1997 for which it was billed $4,872 and $2,114 respectively.

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

         During 1998, 1997 and 1996, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000, and $100,000 respectively.

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                               Year Ended December 31,
                                        ----------------------------------
                                          1998         1997         1996
                                        --------     --------     --------

         Net income (loss) as
          reported on the
          Partnership's federal
          income tax return             $(28,344)    $ 40,239     $ 31,035

         Recompletion costs reported
          differently for financial
          reporting purposes and for
          income tax reporting
          purposes                        79,623           --           --

         Depreciation, depletion and
          amortization for financial
          reporting purposes
          (greater) less than income
          tax amount                     (78,660)     (74,798)     (74,549)
                                        --------     --------     --------

         Net (loss) per accompanying
          financial statements          $(27,381)    $(34,559)    $(43,514)
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

                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




 (9)     Major Customers:

         A schedule of its major purchases of the Partnership's production is as follows:

             Purchaser                                  1998               1997               1996
                                                      ---------          ---------         ---------

              Brooklyn Union                          $ 184,191          $ 140,133         $ 146,923
              Phoenix Diversified                     $ 100,237          $  97,986         $  70,723
              American Refining Group                 $   5,094                 --                --

                                   SCHEDULE V


                        STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                  Balance at                                               Balance
                                  Beginning     Additions                     Other        at End
                                   of Year       at Cost      Retirements    Changes       of Year
                                  ----------    ----------    -----------   ----------    ----------

Year Ended December 31, 1998:
----------------------------
  Leasehold costs                 $  236,502    $       --    $       --    $       --    $  236,502
  Wells and related facilities     6,944,355        82,369            --            --     7,026,724
                                  ----------    ----------    ----------    ----------    ----------
                                  $7,180,857    $   82,369    $       --    $       --    $7,263,226
                                  ==========    ==========    ==========    ==========    ==========

Year Ended December 31, 1997:
----------------------------
  Leasehold costs                 $  236,502    $       --    $       --    $       --    $  236,502
  Wells and related facilities     6,944,355            --            --            --     6,944,355
                                  ----------    ----------    ----------    ----------    ----------
                                  $7,180,857    $       --    $       --    $       --    $7,180,877
                                  ==========    ==========    ==========    ==========    ==========

Year ended December 31, 1996:
----------------------------
  Leasehold costs                 $  236,502    $       --    $       --    $       --    $  236,502
  Wells and related facilities     6,934,377         9,978            --            --     6,944,355
                                  ----------    ----------    ----------    ----------    ----------
                                  $7,170,879    $    9,978    $       --    $       --    $7,180,857
                                  ==========    ==========    ==========    ==========    ==========

                                  SCHEDULE VI


                        STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                  Balance at     Charges to                                Balance
                                  Beginning      Costs and                     Other       at End
                                   of Year       Expenses     Retirements     Changes      of Year
                                  ----------    ----------    -----------   ----------    ----------

Year Ended December 31, 1998:
  Wells and related facilities    $5,783,695    $   81,172    $       --    $       --    $5,864,867
  Leasehold costs                    236,502            --            --            --       236,502
                                  ----------    ----------    ----------    ----------    ----------
                                   6,020,197        81,172    $       --    $       --    $6,101,369
                                  ----------    ----------    ----------    ----------    ----------

Year Ended December 31, 1997:
  Wells and related facilities    $5,705,704    $   77,991    $       --    $       --    $5,783,695
  Leasehold costs                    236,502            --            --            --       236,502
                                  ----------    ----------    ----------    ----------    ----------
                                  $5,942,206    $   77,991    $       --    $       --    $6,020,197
                                  ==========    ==========    ==========    ==========    ==========


Year ended December 31, 1996:
  Wells and related facilities    $5,629,160    $   76,544    $       --    $       --    $5,705,704
  Leasehold costs                    236,502            --            --            --       236,502
                                  ----------    ----------    ----------    ----------    ----------
                                  $5,865,662    $   76,544    $       --    $       --    $5,942,206
                                  ==========    ==========    ==========    ==========    ==========

                               INDEX TO EXHIBITS

                                                                                                                      SEQUENTIALLY
   EXHIBIT                                                                                                              NUMBERED
   NUMBER                                            EXHIBIT                                                              PAGE
   ------                                            -------                                                              ----

    (3)       Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund 1981
              (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1981 Form 10-K
              for the year ended December 31, 1994)

   (24)       Consent of Ryder Scott Company (filed herewith)

   (27)       Financial Data Schedule. (filed herewith)