Form 10-Q
period 1999-03-31
STERLING GAS DRILLING FUND 1981
filed 1999-05-14
CIK 356448

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999


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

Balance Sheets - March 31, 1999 and December 31, 1998.

Statements  of  Operations for the Three Months Ended March  31,  1999  and
1998.

Statements of Changes in Partners' Equity for the year ended December 31, 1998 and for the Three Months Ended March 31, 1999.

Statements  of  Cash Flows for the Three Months Ended March  31,  1999  and
1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 1999, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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

2.  Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non commercial wells and one plugged well. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
The Partnership's operating revenues decreased from $80,990 in 1998 to $53,337 in 1999. This decrease can be directly attributed to the a decrease in gas production from 27,719 MCF's in 1998 to 21,324 MCF's in 1999. The Partnership also received a lower average price per MCF in 1999, $2.57, as compared to the average price received in 1998 of $2.86. The combination of lower production and low prices resulted in the overall decline of operating revenues. Production expenses increased slightly from $27,471 in 1998 to $33,554 in 1999 Most expenditures for repairs, locations and labor in 1998 and 1999 were used to maintain the general upkeep of the wells and well sites.

Overall general and administrative expenses, both related and third party costs, changed very little between 1998 and 1999. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise downward the properties basis in either 1998 or first quarter 1999. Overall depletion expense is consistent for each year based upon the property basis and the rates used.

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


                                    STERLING GAS DRILLING FUND 1981
                                    BY: /S/Charles E.Drimal Jr.
                                    ----------------------------

                                    Charles E. Drimal, Jr.
                                    General Partner

May 14, 1999
(Date)

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                          March 31,      December 31,
                                            1999             1998
Assets
Current Assets:
  Cash and cash equivalents            $           8  $             19
  Due from others                             11,765                 0
                                          ----------        ----------
      Total current assets                    11,773                19

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502           236,502
  Well and related facilities              7,026,967         7,026,724
   less accumulated depreciation,
    depletion and amortization            (6,120,340)       (6,101,369)
                                          ----------        ----------
                                           1,143,129         1,161,857
                                          ----------        ----------
       Total assets                    $   1,154,902  $      1,161,876
                                          ==========        ==========
Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $     173,541  $        152,677
                                          ----------        ----------
        Total current liabilities            173,541           152,677
                                          ----------        ----------

  Partners' Equity
   Limited partners                        1,081,493         1,107,736
   General partners                         (100,132)          (98,537)
                                          ----------        ----------
         Total partners' equity              981,361         1,009,199
                                          ----------        ----------

         Total liabilities and
          partners' equity             $   1,154,902  $      1,161,876
                                          ==========        ==========



See accompanying note to the financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                               Limited     General
                               Partners    Partners      Total
Revenue:
Operating revenue           $     44,883       8,454   $   53,337
                                --------    --------      -------
  Total Revenue                   44,883       8,454       53,337
                                --------    --------      -------

Costs and Expenses:
Production expense                28,236       5,318       33,554
General and administrative
 to a related party               21,040       3,963       25,003
General and administrative         3,069         578        3,647
Depreciation, depletion
 and amortization                 18,781         190       18,971
                                --------    --------      -------
  Total Costs and Expenses        71,126      10,049       81,175
                                --------    --------      -------
  Net Income/(Loss)         $    (26,243)     (1,595)   $ (27,838)
                                ========    ========      =======
  Net Income/(Loss)
    per equity unit         $      (3.00)
                                  ======




See accompanying note to the financial  statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1998


                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     68,153 $    12,837 $     80,990
                                --------    --------      -------
  Total Revenue                   68,153      12,837       80,990
                                --------    --------      -------

Costs and Expenses:
Production expense                23,117       4,354       27,471
General and administrative
 to a related party               21,043       3,964       25,007
General and administrative         3,370         635        4,005
Depreciation, depletion
 and amortization                 18,145         183       18,328
                                --------    --------      -------
  Total Costs and Expenses        65,675       9,136       74,811
                                --------    --------      -------
  Net Income(loss)          $      2,478 $     3,701 $      6,179
                                ========    ========      =======
Net Income(loss)
    per equity unit         $       0.28
                                  ======




See accompanying note to the financial  statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)


                                Limited        General
                                Partners       Partners      Total

Balance at December 31, 1997  $  1,142,831      (106,251)  $ 1,036,580
  Net Income(Loss)                 (35,095)        7,714       (27,381)
                                 ---------      ---------      ---------
Balance at December 31, 1998     1,107,736       (98,537)     1,009,199
  Net Income/(Loss)                (26,243)       (1,595)       (27,838)
                                 ---------      ---------      ---------
Balance at March 31, 1999     $  1,081,493      (100,132)  $    981,361
                                 =========      =========      =========

See accompanying note to the financial  statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                       Three months     Three months
                                        ended March     ended March
                                          31,1999         31,1998

Net cash provided by operating
activities                           $           232 $        3,034
                                          ----------      ----------
Cash provided by/(used in)
investment activities:
  Investment in wells and related
  facilities                                    (243)        (3,045)
                                          ----------      ----------
Net  cash provided by/(used in)
investment activities                           (243)        (3,045)
                                          ----------      ----------

Net increase(decrease) in cash and
  cash equivalents                               (11)           (11)
Cash and cash equivalents at
beginning of period                               19             16
                                          ----------      ----------
Cash and cash equivalents at end of
period                               $             8 $            5
                                          ==========      ==========

See accompanying note to the financial  statements.

                     STERLING GAS DRILLING FUND 1981
                     (a New York limited partnership)
                       Note to Financial Statements
                              March 31, 1999


1. The accompanying statements for the period ending March 31, 1999 are unaudited but reflect all the adjustments necessary to present fairly the results of operations