Form 10-Q
period 1999-06-30
STERLING GAS DRILLING FUND 1981
filed 1999-08-13
CIK 356448

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q


/X/Quarterly  Report Pursuant to Section 13 or  15(d)of  the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999

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

Balance Sheets - June 30, 1999 and December 31, 1998.

Statements of Operations for the Six and Three Months Ended June 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1999 and 1998.

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 1999, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance:
(1)     financial     and    informational    system     applications,
(2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The Managing General Partner, in accordance with Phase I of the program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete and to refine this plan throughout 1999.

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

3.   Results of Operations -
Operating Revenues decreased from $161,621 in 1998 to $117,283 in 1999 due to gas production decrease, from 54,339 MCF in 1998 to 44,979 MCF in 1999, combined with a decrease in average price per MCF from $2.93 in 1998 to $ 2.60 in 1999. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. The Partnership has expended funds to purchase additional equipment and to complete light repairs which, based upon the operator's evaluation, are designed to increase production or to halt any further significant declines. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. These costs are capitalized if they meet the appropriate criteria. Production expenses slightly decreased from $66,528 in 1998 to $ 64,396 in 1999. The production expenses incurred in 1999 were of a normal and recurring nature to upkeep the wells.

Overall general and administrative expenses remained stable and showed little change from 1998 to 1999. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property's basis in either 1998 or first half of 1999. Overall depreciation and depletion was consistent with the current property basis and the rates applied.


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



                                   STERLING GAS DRILLING FUND 1981
                                   BY:  /s/ Charles E. Drimal Jr.
                                       --------------------------
                                       Charles E. Drimal, Jr.
                                       General Partner



August 13, 1999
(date)

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                            Balance Sheets
                                         June 30,      December 31,
                                           1999            1998
                                        (unaudited)      (audited)

Assets
Current Assets:
  Cash and cash equivalents          $           26  $            19
                                         ----------      -----------
      Total current assets                       26               19

Oil and Gas properties -
Successful efforts method:
  Leasehold costs                           236,502          236,502
  Well and related facilities             7,027,967        7,026,724
   Less accumulated
   Depreciation, depletion and
   Amortization                          (6,139,311)     (6,101,369)
                                         ----------       ----------
                                          1,125,158        1,161,857
                                         ----------       ----------
       Total assets                  $    1,125,184  $     1,161,876
                                         ==========       ==========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                 $      157,918  $       152,677
                                         ----------       ----------
        Total current liabilities           157,918          152,677
                                         ----------       ----------

  Partners' Equity
   Limited partners                       1,066,809        1,107,736
   General partners                        ( 99,543)       ( 98,537)
                                         ----------       ----------
         Total partners' equity             967,266        1,009,199
                                         ----------       ----------

         Total liabilities and
          partners' equity           $    1,125,184  $     1,161,876
                                         ==========       ==========



See accompanying note to financial statements.

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1999

                               Limited       General
                               Partners      Partners       Total
Revenue:
Operating revenue           $     98,693  $       18,590  $      118,754
Other revenue                      1,238             233           1,471
                                --------        --------         -------
  Total Revenue                   99,931          18,823         118,754
                                --------        --------         -------

Costs and Expenses:
Production expense                54,189          10,207          64,396
General and administrative
 to a related party               42,082           7,920          50,002
General and administrative         7,024           1,323           8,347
Depreciation, depletion
 and amortization                 37,563             379          37,942
                                --------        --------         -------
  Total Costs and Expenses       140,858          19,829         160,687
                                --------        --------         -------
  Net Income(Loss)          $    (40,927)  $      (1,006) $      (41,933)
                                ========        ========         =======
Net Income(Loss)
    per equity unit         $      (4.66)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1999

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $     53,810 $      10,136 $     63,946
Other revenue                       1,238           233        1,471
                                 --------      --------    ---------
  Total Revenue                    55,048        10,369       65,417
                                 --------      --------    ---------

Costs and Expenses:
Production expense                 25,954         4,888       30,842
General and administrative
 to a related party                21,037         3,962       24,999
General and administrative          3,955           745        4,700
Depreciation, depletion
 and amortization                  18,781           190       18,971
                                 --------      --------    ---------
  Total Costs and Expenses         69,727         9,785       79,512
                                 --------      --------    ---------
  Net Income(Loss)           $    (14,679) $        584  $   (14,085)
                                 ========      ========    =========
Net Income(Loss)
    per equity unit          $      (1.67)
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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1999


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                    $ 1,107,736      (98,537)    $  1,009,199
Net Income(Loss)              (40,927)     ( 1,006)         (41,933)
                            ---------      --------      -----------
Balance at end of period  $ 1,066,809      (99,543)    $    967,266
                            =========      ========      ===========


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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1999

                               Limited       General
                               Partners      Partners             Total

Balance at beginning of
period                      $   1,081,493 $   (100,132)  $     981,361
  Net Income(Loss)                (14,679)         584         (14,095)
                                 --------     --------       ----------
Balance at end of period    $   1,066,814 $    (99,548)  $     967,266
                                 ========     ========       ==========

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

                      STERLING DRILLING FUND 1981
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                                 Six           Six
                                               months        months
                                                ended         Ended
                                              June 30,      June 30,
                                                1999          1998

Net cash provided by operating
activities                                $        1,250 $     11,400
                                              ----------    ---------
 Cash(used in)investment activities:
  Investment in wells and related
      Facilities                                  (1,243)     (11,409)
                                              ----------    ---------
 Net Cash used in investment
      Activities                                  (1,243)     (11,409)
                                              ----------    ---------
Net increase(decrease) in cash and
  cash equivalents                                     7           (9)
Cash and cash equivalents at beginning
of period                                             19           16
                                              ----------    ---------
Cash and cash equivalents at end of
period                                    $           26 $          7
                                              ==========    =========



see accompanying note to financial  statements.

                    STERLING GAS DRILLING FUND 1981
                   (a New York limited partnership)
                     Note to Financial Statements
                             June 30, 1999



1. The accompanying statements for the period ending June 30, 1999 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.