Form 10-Q
period 1999-09-30
STERLING GAS DRILLING FUND 1981
filed 1999-11-12
CIK 356448

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


/X/Quarterly  Report  Pursuant  to  Section  13  or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Balance Sheets - September 30, 1999 and December 31, 1998.

Statements of Operations for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Cash Flows for the Nine Months Ended September 30,  1999
and 1998.

Note to Financial Statements

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 1999, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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


2.   Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non-commercial wells and one plugged well. The Registrant has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
The Partnership's operating revenue decreased from $234,571 in 1998 to $185,360 in 1999. The majority of the Partnership's revenue is from gas production. The Partnership experienced a decline in gas production from 79,177 MCF in 1998 to 69,381 MCF in 1999. There was also a small decline in the average price per MCF the Partnership received, from $2.92 in 1998 to $2.64 in 1999. The main reason for production declines during this part of the year includes shut-in of transport lines due to the main line purchaser completeing annual repairs. The combination of lower production and lower average price per mcf contributed significantly to the overall revenue decline.

Production expenses increased slightly from $91,504 in 1998 to $95,562 in 1999. The operator will perform various repairs including but not limited to location work, road repairs, pipeline repairs and additional labor cost as deemed appropriate. In most cases large repairs are made to help maintain or increase overall production. In both 1998 and 1999 the Partnership expended the majority of its operating funds on light repairs and general upkeep and maintenance at the well and well-site.

General and administrative expenses have been segregated on the financial statements to show expenses paid to PrimeEnergy Management Corporation(PEMC), a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement. The expenses attributable to the affairs and operations of the Partnership, reimbursed to
PEMC, shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 1999 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. General and administrative charges were relatively unchanged from 1998 to 1999.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1998 or in the three-quarters of 1999. The expense recorded is consistent with the current basis of the Partnership's properties.

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




                               STERLING GAS DRILLING FUND 1981
                             \BY\:   Charles   E.   Drimal    Jr.
                             ------------------------------------
                                     Charles E.Drimal Jr.
                                     General Partner
 November 12, 1999
 (Date)

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                         Balance Sheets
                                          September       December
                                           30,1999        31, 1998
                                         (unaudited)     (audited)
Assets
Current Assets:
  Cash and cash equivalents            $          12  $           19
                                          ----------     -----------
      Total current assets                        12              19

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502         236,502
  Well and related facilities              7,027,967       7,026,724
   less accumulated  depreciation,
    depletion and amortization            (6,158,282)     (6,101,369)
                                          ----------     -----------
      Net oil & gas properties             1,106,187       1,161,857
                                          ----------     -----------
       Total assets                    $   1,106,199  $    1,161,876
                                          ==========       =========

Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $     149,695  $      152,677
                                          ----------     -----------
        Total current liabilities            149,695         152,677
                                          ----------     -----------
  Partners' Equity
   Limited partners                        1,054,943       1,107,736
   General partners                          (98,439)       ( 98,537)
                                          ----------     -----------
         Total partners' equity              956,504       1,009,199
                                          ----------     -----------
         Total liabilities and
          partners' equity             $   1,106,199  $    1,161,876
                                           =========       =========



See accompanying note to the financial statements.

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1999

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    155,981 $    29,379  $   185,360
Other revenue                      1,238         233        1,471
                                --------    --------      -------
  Total Revenue                  157,219      29,612      186,831
                                --------    --------      -------

Costs and Expenses:
Production expense                80,415      15,147       95,562
General and administrative
 to a related party               63,113      11,888       75,001
General and administrative        10,140       1,910       12,050
Depreciation, depletion
 and amortization                 56,344         569       56,913
                                --------    --------      -------
  Total Costs and Expenses       210,012      29,514      239,526
                                --------    --------      -------
  Net Income(loss)          $    (52,793) $      98   $   (52,695)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $     (6.01)
                                  ======




See accompanying note to the financial statements.

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                               Limited      General
                               Partners     Partners    Total
Revenue:
Operating revenue           $    197,391 $    37,180  $   234,571
Gain on sale of Equipment              0           0            0
                                --------    --------      -------
  Total Revenue                  197,391      37,180      234,571
                                --------    --------      -------

Costs and Expenses:
Production expense                77,001      14,503       91,504
General and administrative
 to a related party               63,117      11,888       75,005
General and administrative        12,601       2,373       14,974
Depreciation, depletion
 and amortization                 54,826         554       55,380
                                --------    --------      -------
  Total Costs and Expenses       207,545      29,318      236,863
                                --------    --------      -------
  Net Income(loss)          $    (10,154) $   7,862   $    (2,292)
                                ========    ========      =======
Net Income(loss)
    per equity unit         $     (1.16)
                                  ======




See accompanying note to the financial statements.

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1999

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $    57,288   $   10,789  $      68,077
Other revenue                          0            0              0
                                --------     --------      ---------
  Total Revenue                   57,288       10,789         68,077
                                --------     --------      ---------

Costs and Expenses:
Production expense                26,226        4,940         31,166
General and administrative
 to a related party               21,036        3,963         24,999
General and administrative         3,116          587          3,703
Depreciation, depletion
 and amortization                 18,781          190         18,971
                                --------     --------      ---------
  Total Costs and Expenses        69,159        9,680         78,839
                                --------     --------      ---------
  Net Income(loss)           $   (11,871)  $    1,109  $    (10,762)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $    (1.35)
                                ========


See accompanying note to the financial statements.

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                     Statement of Operations
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                               Limited       General
                               Partners      Partners          Total
Revenue:
Operating revenue            $    61,388   $   11,563  $      72,951
Gain on sale of Equipment              0            0              0
                                --------     --------      ---------
  Total Revenue                   61,388       11,563         72,951
                                --------     --------      ---------

Costs and Expenses:
Production expense                21,018        3,958         24,976
General and administrative
 to a related party               21,037        3,958         24,999
General and administrative         5,223          983          6,206
Depreciation, depletion
 and amortization                 18,275          185         18,460
                                --------     --------      ---------
  Total Costs and Expenses        65,553        9,088        (1,690)
                                --------     --------      ---------
  Net Income(loss)           $    (4,165)  $    2,475  $     (1,690)
                                ========     ========      =========
Net Income(loss)
    per equity unit          $     (.48)
                                ========


See accompanying note to the financial statements.

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Nine Months Ended
                                   September 30, 1999


                            Limited        General
                            Partners       Partners             Total

Balance at beginning of
period                   $     1,107,736       (98,537)  $   1,009,199
Net Income(Loss)                 (52,793)           98         (52,695)
                               ---------     ---------      ----------
Balance at end of period $     1,054,943       (98,439) $      956,504
                               =========     =========      ==========


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

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
            Statement of Changes in Partners' Equity
                           (unaudited)

                                   Three Months Ended
                                   September 30, 1999


                               Limited      General
                               Partners     Partners              Total

Balance at beginning of
period                      $   1,066,814      (99,548) $       967,266
  Net Income(Loss)                (11,871)       1,109          (10,762)
                                ---------    ---------       ----------
Balance at end of period    $   1,054,943     (98,439) $        956,504
                                =========    =========       ==========


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

                   STERLING DRILLING FUND 1981
                (a New York Limited Partnership)
                     Statement of Cash Flows
                           (unaudited)

                                     Nine months      Nine months
                                        Ended            ended
                                      September        September
                                      30, 1999         30, 1998


Net cash provided by(used in)
operating activities             $          1,236 $         43,075
                                       ----------       ----------

Cash flows from investing
activities:
 Proceeds from sale of equipment                0                0
 Investment in well and related
   Facilities                              (1,243)         (43,088)
                                       ----------         --------
Net Cash provided by (used in)
 investing activities                      (1,243)         (43,088)
                                       ----------         --------
Net increase(decrease) in cash
and  cash equivalents                          (7)             (13)
Cash and cash equivalents at
beginning of period                            19               16
                                        ---------         --------
Cash and cash equivalents at end
of period                        $             12  $             3
                                        =========        =========

See accompanying note to the financial statements.

                 STERLING GAS DRILLING FUND 1981
                 (a New York limited partnership)
                  Note to Financial Statements
                       September 30, 1999
1.    The accompanying statements for the period ending September
30, 1999 are unaudited but reflect all the adjustments necessary to present fairly the results of operations.