Form 10-K
period 1999-12-31
STERLING GAS DRILLING FUND 1981
filed 2000-03-28
CIK 356448

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

               The number of Units of the Registrant outstanding
                        as of March 15, 2000 was: 8,790.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------

                         STERLING GAS DRILLING FUND 1981

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

         The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation, which is a wholly owned subsidiary of PrimeEnergy Corporation, a publicly held Delaware corporation. Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation, and Mr. Campbell is a Director of PrimeEnergy Corporation.

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

         During 1999, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2000, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 1999, approximately $143,851, or 59.88%, and $84,300, or 35.09%, of the Partnership's gas production was purchased by the Brooklyn Union Gas Company and Phoenix Diversified, respectively; approximately $7,229 or 100% of oil production was purchased by the American Refining Group. None of such purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1999 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter's affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

         Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership's operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

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

         As of December 31, 1999, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                      Gross            Net
                                                     --------       --------
                  Oil Wells...................           0              0.0
                  Gas Wells...................          42             32.6

                  Producing acres.............       2,798.75       2,172.39


(1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. The wells are classified b their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                                            YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                      1999            1998           1997             1996            1995
                                                  -----------     -----------     -----------     -----------     -----------
Production:
Oil and Condensate (bbl) ....................             369             709             515             541             416
      Gas (Mcf) .............................          89,430         102,850          85,541          88,693          93,101
Average Price of Sales:
         Oil and Condensate ($ per bbl) .....     $     19.61     $     12.14     $     18.34     $     19.50     $     16.72
         Gas ($ per Mcf) ....................     $      2.69     $      2.92     $      2.93     $      2.63     $      2.66
Production Expense per Dollar
         of Operating Revenue ...............     $      0.52     $      0.39     $      0.40     $      0.38     $      0.36

OIL AND GAS RESERVES

         Ryder Scott Company, L. P. has evaluated the Partnership's interests in proven developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                    Proved Developed
                 As of                                -----------------------------------------------
                 12-31                                Oil (bbls)                            Gas (Mcf)
                 -----                                ----------                            ---------
                 1995                                   3,500                               1,453,500
                 1996                                   3,600                               1,435,000
                 1997                                   4,690                               1,273,000
                 1998                                   4,620                               1,472,000
                 1999                                   6,319                               1,230,954

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                             Proved Developed
                                             -----------------------------------------------------
              As of                          Future Net                          Present Value of
              12-31                           Revenue                           Future Net Revenue
              -----                          ----------                         ------------------
               1995                          $1,745,700                              $765,500
               1996                          $1,893,800                              $817,000
               1997                          $1,558,300                              $687,900
               1998                          $1,820,700                              $807,750
               1999                          $1,437,450                              $686,493

         Since January 1, 1999, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1999 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2000, there were 574 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 1999 or 1998. Aggregate cash distributions to the holders of the Units as of December 31, 1999, was $3,955,500.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2000, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 168 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 52, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 47, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 40, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 67, has been Secretary of Management since June 1990, Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership reasonably allocated to the Partnership for in-house expenses incurred on behalf of the Partnership limited annually to an amount equal to 7% of the first $7,000,000 and 6% thereafter, of capital contributions, or in the case of third-party expenses, 3.5% of such contributions. During 1999 and 1998, the allocation of general and administrative expenses to the Partnership was $100,000 for both years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Units. The following table shows as of March 15, 2000, the name and address of such beneficial owners, and the number and percent of Units beneficially owned by them, all of which are directly owned.

                                                                            Number
          Name and Address of Beneficial Owner                              of Units      Percent
          ------------------------------------                              --------      -------
          PrimeEnergy Management Corporation
            One Landmark Square
            Stamford, CT 06901....................................              756          8.60%

          PrimeEnergy Corporation
            One Landmark Square
            Stamford, CT 06901....................................            2,040         23.21%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1999 was paid well operating fees ranging from about $325 to $587 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1999 and 1998, the Partnership paid an aggregate of $79,275 and $78,979, respectively, in such fees and expenses.

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

                     (23) Consent of Ryder Scott Company, L.P. (filed herewith)

                     (27)   Financial Data Schedule. (filed herewith)

         (b)    Reports on Form 8-K:

                No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                   Sterling Gas Drilling Fund 1981
                                   By:   PrimeEnergy Management Corporation
                                         Managing General Partner



                                   By:   /s/ CHARLES E. DRIMAL, JR.
                                         ---------------------------------------
                                         Charles E. Drimal, Jr.
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March 2000.



/s/ CHARLES E. DRIMAL, JR.           Director and President,
---------------------------------    PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
  The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS              Director and Vice President and Treasurer,
---------------------------------    PrimeEnergy Management Corporation;
Beverly A. Cummings
  The Principal Financial
     and Accounting Officer

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

                  Index to Financial Information and Schedules


                                                                                                         PAGE NO.
                                                                                                         --------
Selected Financial Data                                                                                    F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                  F-2


Report of Independent Public Accountants                                                                   F-5

Financial Statements:

       Balance Sheets, December 31, 1999 and 1998                                                          F-6

       Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997                                                                                 F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1999, 1998 and 1997                                                              F-8

       Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997                                                                                 F-9

       Notes to Financial Statements                                                                       F-10


Schedules:

          V  -    Property and Equipment - Oil and Gas Properties for
                  the Years Ended December 31, 1999, 1998 and 1997                                         F-18

          VI -    Accumulated Depreciation, Depletion, and Amortization -
                  Oil and Gas Properties for the Years Ended December 31,
                  1999, 1998 and 1997                                                                      F-19

All other schedules have been omitted, as the information required is either included in the financial statements, related notes, or is not applicable.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data to highlight significant trends in the Registrant's financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                           ----------------------------------------------------------
                                             1999        1998         1997         1996          1995
                                           ------       -----        -----        -----         -----
Revenues..........................           $249        $309         $264         $244         $ 291
Net income (loss):
   Limited Partners...............           (76)         (35)         (34)         (48)          (31)
   General Partners...............          0.275           8            6            4             9
   Per equity unit................          (8.62)      (3.99)       (4.63)       (5.46)        (3.47)
Total assets......................          1,092       1,162        1,161        1,239         1,305
Cash distributions:
   Limited Partners...............             --          --           --           --            --
   General Partners...............             --          --           --           --            --
   Limited partners as
    a % of original
    contribution..................             --          --           --           --            --

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1999, the General Partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of the original Limited Partner capital contributions.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999 was approximately $686,493 as compared to December 31, 1998, of about $807,750. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. The Partnership did not experience any problems as a result of the Year 2000 issue.

         2. Capital resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent drilling contractor in December 1981, for $6,900,000. Pursuant to the terms of this contract, thirty-seven producing wells, three non-commercial wells and one plugged well were drilled. The Partnership has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provision of the Agreement of Limited Partnership of the Partnership.

         3. Results of operations:

         1999 compared to 1998

         Operating revenue decreased from $309,715 in 1998 to $248,920 in 1999. The Partnership did experience a decline in gas production, from 102,850 MCF in 1998 to 89,430 MCF in 1999. The decline in the average price per MCF received in 1999 and 1998 was a decrease of twenty-three cents. The lower average price received for gas combined with the decline in MCF production were the main factors in reduced revenue received from gas production. The Partnership receives very little income from the production of oil. During 1999 oil production also declined, 309 barrels in 1999 as compared to 709 barrels in 1998. The oil revenue from oil production was helped slightly due to higher average prices per barrel received from the purchasers during the latter half of 1999, from $12.14 per average barrel in 1998 to $19.61 per average barrel in 1999.

         Overall production expenses declined slightly from $137,561 in 1998 to $127,688 in 1999. Occasionally the Partnership will expend additional funds on light repairs, which the operator has deemed necessary. These repairs are considered an appropriate means to increase, sustain or halt changes in production. These repairs as well as the additional or replacement equipment contributed to additional cost incurred, which may include supplemental maintenance, labor, location, access road work and other needed repairs. The majority of the production expenditures for 1999 were for the general upkeep and routine maintenance at the well and well sites. General and administrative costs showed little to no changes from $118,363 in 1998 to $117,953 in 1999. Amounts in both years are substantially less then the $439,500 allocable to the Partnership under the Partnership Agreement. Management continues to use in-house resources if it will provide efficient and timely services to the Partnership. Slight changes to these type costs are in keeping with management's overall goal to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 1999 or 1998. Normal depletion and depreciation, for both 1998 and 1999, was consistent with the Partnership's remaining property basis and the appropriate rates applied.


         1998 compared to 1997

         Operating revenue increased from $264,531 in 1997 to $309,715 in 1998. The Partnership did experience a significant increase in gas production, from 85,541 MCF in 1997 to 102,850 MCF in 1998. The difference in the average price per MCF received in 1998 and 1997 was a slight decrease of one cent per MCF. The stable price for gas combined with the increased MCF production were the main factors in increased revenue received from gas production. The Partnership receives very little income from the production of oil but during 1998 oil production was slightly higher, 709 barrels as compared to 515 barrels in 1997. The total revenue from oil production was offset due to significantly lower average prices per barrel received from the purchasers throughout 1998, $18.54 per average barrel in 1997 to $12.14 per average barrel in 1998. The operator of the wells may determine that additional equipment or replacement equipment may assist in maintaining current production levels or reduce declines in production. The additional equipment helped the Partnership's production throughout 1998.

         Overall production expenses increased from $103,551 in 1997 to $137,561 in 1998. Occasionally the Partnership will expend additional funds on light repairs, which the operator has deemed necessary. These repairs are considered an appropriate means to increase, sustain or halt changes in production. These repairs as well as the additional or replacement equipment contributed to additional cost incurred, which may include supplemental maintenance, labor, location, access road work and other needed repairs. The majority of the production expenditures for 1997 were for the general upkeep and routine maintenance at the well and well sites. General and administrative costs showed little to no changes from $117,548 in 1997 to $118,363 in 1998. Amounts in both years are substantially less then the $439,500 allocable to the Partnership under the Partnership Agreement. Management continues to use in-house resources if it will provide efficient and timely services to the Partnership. Slight changes to these type costs are in keeping with management's overall goal to limit costs, both incurred and allocated to the Partnership.

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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Gas Drilling Fund 1981:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1981 (a New York limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1981 as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2000

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     Assets

                                                                                       1999             1998
                                                                                   -----------      -----------
Current Assets:
  Cash and cash equivalents (Note 2)                                               $         7      $        19
                                                                                   -----------      -----------
     Total Current Assets                                                                    7               19
                                                                                   -----------      -----------

Oil and Gas Properties - successful efforts method (Note 3) -
 (Schedules V and VI):
  Leasehold costs                                                                      236,502          236,502
  Wells and related facilities                                                       7,036,647        7,026,724
                                                                                   -----------      -----------
      Total                                                                          7,273,149        7,263,226
  Less - Accumulated depreciation, depletion and amortization                       (6,180,734)      (6,101,369)
                                                                                   -----------      -----------
                                                                                     1,092,415        1,161,857
                                                                                   -----------      -----------

     Total Assets                                                                  $ 1,092,422      $ 1,161,876
                                                                                   ===========      ===========



                                        Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                                                       $   159,309      $   152,677
                                                                                   -----------      -----------
     Total Current Liabilities                                                         159,309          152,677
                                                                                   -----------      -----------

Partners' Equity:
  Limited partners                                                                   1,031,925        1,107,736
  General partners                                                                     (98,812)         (98,537)
                                                                                   -----------      -----------
     Total Partners' Equity                                                            933,113        1,009,199
                                                                                   -----------      -----------

     Total Liabilities and Partners' Equity                                        $ 1,092,422      $ 1,161,876
                                                                                   ===========      ===========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                         1999                               1998                                1997
                           --------------------------------   ---------------------------------   --------------------------------
                            Limited    General                 Limited     General                 Limited     General
                           Partners   Partners      Total     Partners    Partners      Total     Partners    Partners     Total
                           ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Revenues:
  Operating revenues       $ 208,228  $  39,221   $ 247,449   $ 260,625   $  49,090   $ 309,715   $ 222,603   $  41,928  $ 264,531
  Other Revenue (Note 10)      1,238        233       1,471          --          --          --          --          --         --
                           ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

    Total Revenue            209,466     39,454     248,920     260,625      49,090     309,715     222,603      41,928    264,531
                           ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

Costs and Expenses:
  Production expenses        107,449     20,239     127,688     115,758      21,803     137,561      87,138      16,413    103,551
  Depreciation,
   depletion and
   amortization               78,571        794      79,365      80,360         812      81,172      77,211         780     77,991
                           ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
  General and
   administrative
   expenses (Note 7)          99,257     18,696     117,953      99,602      18,761     118,363      98,917      18,631    117,548

    Total Expenses           285,277     39,729     325,006     295,720      41,376     337,096     263,266      35,824    299,090
                           ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------

     Net Income (Loss)     $ (75,811) $    (275)  $ (76,086)  $ (35,095)  $   7,714   $ (27,381)  $ (40,663)  $   6,104  $ (34,559)
                           =========  =========   =========   =========   =========   =========   =========   =========  =========
Net (Loss) Per
  Equity Unit (Note 2)     $   (8.62)                         $   (3.99)                          $   (4.63)
                           =========                          =========                           =========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                   Limited          General
                                   Partners         Partners          Total
                                 -----------      -----------      -----------
Balance at December 31, 1996     $ 1,183,494      $  (112,355)     $ 1,071,139

Net Income (Loss)                    (40,663)           6,104          (34,559)
                                 -----------      -----------      -----------

Balance at December 31, 1997       1,142,831         (106,251)       1,036,580
                                 -----------      -----------      -----------

Net Income (Loss)                    (35,095)           7,714          (27,381)
                                 -----------      -----------      -----------

Balance at December 31, 1998       1,107,736          (98,537)       1,009,199

Net (Loss)                           (75,811)            (275)         (76,086)
                                 -----------      -----------      -----------

Balance at December 31, 1999     $ 1,031,925      $   (98,812)     $   933,113
                                 ===========      ===========      ===========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    1999          1998          1997
                                                 --------      --------      --------
Cash Flows From Operating Activities:
 Net (loss)                                      $(76,086)     $(27,381)     $(34,559)
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization        79,365        81,172        77,991
   Changes in Assets and Liabilities:
    Due to affiliates                               6,631        28,581       (43,442)
                                                 --------      --------      --------

      Net Cash Provided (Used) by Operating         9,910        82,372           (10)
                                                 --------      --------      --------
       Activities

Cash Flows From Investing Activities:
 Equipment purchases                               (9,922)      (82,369)           --
                                                 --------      --------      --------

     Net Cash Used by Investing Activities         (9,922)      (82,369)           --
                                                 --------      --------      --------

Net increase (decrease) in cash and cash
 equivalents                                          (12)            3           (10)

Cash and cash equivalents, beginning of year           19            16            26
                                                 --------      --------      --------

Cash and cash equivalents, end of year           $      7      $     19      $     16
                                                 ========      ========      ========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997:

                                                        1999           1998          1997
                                                       ------         ------        ------
              Average sales price per MCF of gas       $ 2.69         $ 2.92        $ 2.93
              Average sales price per barrel of
               oil and other liquids                   $19.61         $12.14        $18.54
              Production expense per dollar of
               operating revenue                       $ 0.52         $ 0.39        $ 0.40

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2000. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 1999, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(4)      Quantities of Oil and Gas Reserves - (Cont'd):

                                                             (Unaudited)
                                                       ----------------------
                                                       GAS (MCF)     OIL (BBL)
                                                       ---------    ---------
         Reserves as of December 31, 1996              1,434,906        3,644
         Revisions of previous estimates                 (76,355)       1,564
         Production                                      (85,541)        (515)
                                                       ---------    ---------

         Reserves as of December 31, 1997              1,273,010        4,693
         Revisions of previous estimates                 302,253          635
         Production                                     (102,850)        (709)
                                                       ---------    ---------

         Reserves as of December 31, 1998              1,472,413        4,619
         Revisions of Previous Estimates                (152,029)       2,069
         Production                                      (89,430)        (369)
                                                       ---------    ---------

         Reserves as of December 31, 1999              1,230,954        6,319
                                                       =========    =========

         If future prices were to decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond that included above.

         Revisions arise from changes in current prices, as well as, engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and because of they're impact on estimates of future production. The Partnership has recorded no additional provision in 1999, 1998 or 1997. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income equity would not have been reduced in 1999, 1998 or 1997.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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
                                                          ------
                                                          100.00%


(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 1999 and 1998 represents all revenues and expenses collected or incurred on behalf of the Partnership by PEC and its subsidiaries, including the production operator's fees (Note 6(b)) and any advances made to the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(6)      Transactions With Affiliates - (Cont'd):

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $325 for each producing gas well and $587 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1999, 1998 and 1997, $67,191, $74,107, and $68,976 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1999, 1998, and 1997 for which it was billed $12,084, $4,872, and $2,114 respectively.

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

         During 1999, 1998 and 1997, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                      Year Ended December 31,
                                           ----------------------------------------------
                                             1999               1998               1997
                                           --------           --------           --------
         Net income (loss) as
          reported on the
          Partnership's federal
          income tax return                $ (8,748)          $(28,344)           $40,239

         Recompletion costs reported
         differently for financial
         reporting purposes and for
         income tax reporting
          purposes                            9,922             79,623                 --

         Depreciation, depletion and
          amortization for financial
          reporting purposes
          (greater) less than income
          tax amount                        (77,260)           (78,660)           (74,798)
                                           --------           --------           --------
         Net (loss) per accompanying
          financial statements             $(76,086)          $(27,381)          $(34,559)
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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

              Purchaser                        1999          1998         1997
              ---------                      --------      --------     --------
              Brooklyn Union                 $143,851      $140,133     $146,923
              Phoenix Diversified            $ 84,300      $ 97,986     $ 97,986
              American Refining Group        $  7,229      $  5,094     $     --

         The partnership renewed its gas purchase contracts in December, 1999 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                         STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                   Balance at                                               Balance
                                   Beginning     Additions                    Other          at End
                                    of Year       at Cost    Retirements     Changes        of Year
                                   ----------    ---------   -----------    ----------     ----------
Year Ended December 31, 1999:
  Leasehold costs                  $  236,502     $     --     $     --     $       --     $  236,502
  Wells and related facilities      7,026,724        9,922           --             --      7,036,647
                                   ----------     --------     --------     ----------     ----------
                                   $7,263,226     $  9,922     $     --     $       --     $7,273,149
                                   ==========     ========     ========     ==========     ==========

Year Ended December 31, 1998:
  Leasehold costs                  $  236,502     $     --     $     --     $       --     $  236,502
  Wells and related facilities      6,944,355       82,369           --             --      7,026,724
                                   ----------     --------     --------     ----------     ----------
                                   $7,180,857     $ 82,369     $     --     $       --     $7,263,226
                                   ==========     ========     ========     ==========     ==========

Year ended December 31, 1997:
  Leasehold costs                  $  236,502     $     --     $     --     $       --     $  236,502
  Wells and related facilities      6,944,355           --           --             --      6,944,355
                                   ----------     --------     --------     ----------     ----------
                                   $7,180,857     $     --     $     --     $       --     $7,180,877
                                   ==========     ========     ========     ==========     ==========

                                   SCHEDULE VI


                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                   Balance at     Charges to                                 Balance
                                   Beginning       Costs and                  Other          at End
                                    of Year        Expenses    Retirements   Changes         of Year
                                   ----------     ----------   -----------  ----------     ----------
Year Ended December 31, 1999:
  Wells and related facilities     $5,864,867     $   79,365      $  --     $       --     $5,944,232
  Leasehold costs                     236,502             --         --             --        236,502
                                   ----------     ----------      -----     ----------     ----------
                                   $6,101,369     $   79,365      $  --     $       --     $6,180,734
                                   ----------     ----------      -----     ----------     ----------

Year Ended December 31, 1998:
  Wells and related facilities     $5,783,695     $   81,172      $  --     $       --     $5,864,867
  Leasehold costs                     236,502             --         --             --        236,502
                                   ----------     ----------      -----     ----------     ----------
                                    6,020,197         81,172      $  --     $       --     $6,101,369
                                   ----------     ----------      -----     ----------     ----------

Year ended December 31, 1997:
  Wells and related facilities     $5,705,704     $   77,991      $  --     $       --     $5,783,695
  Leasehold costs                     236,502             --         --             --        236,502
                                   ----------     ----------      -----     ----------     ----------
                                   $5,942,206     $   77,991      $  --     $       --     $6,020,197
                                   ==========     ==========      =====     ==========     ==========

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                                   DESCRIPTION
   -------                                  -----------
    (3)           Form of Agreement of Limited Partnership of Sterling Gas
                  Drilling Fund 1981 (incorporated by reference to Exhibit (3)
                  of Sterling Gas Drilling Fund 1981 Form 10-K for the year
                  ended December 31, 1994)

   (23)           Consent of Ryder Scott Company, L.P. (filed herewith)

   (27)           Financial Data Schedule. (filed herewith)