Form 10-Q
period 2000-03-31
STERLING GAS DRILLING FUND 1981
filed 2000-05-12
CIK 356448

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


/X/Quarterly  Report  Pursuant  to  Section  13  or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000


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

Balance Sheets - March 31, 2000 and December 31, 1999.

Statements  of  Operations for the Three Months Ended March  31,  2000  and
1999.

Statements of Changes in Partners' Equity for the year ended December 31, 1999 and for the Three Months Ended March 31, 2000.

Statements  of  Cash Flows for the Three Months Ended March  31,  2000  and
1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 2000, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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


<page  3>

2.   Capital Resources -

The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing
wells, three non commercial wells and one plugged well.   The Registrant
has had a reserve report prepared which details reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.
3.   Results of Operations -
The Partnership's operating revenues increased from $53,337 in 1999 to $79,785 in 2000. This increase can be directly attributed to increased gas production from 21,324 MCF's in 1999 to 22,399 MCF's in 2000 combined with a higher average price per MCF from $2.57 in 1999 to $3.08 in 2000. Although the Partnerhsip produces very little oil, 425 BBL in 2000, it did benefit from the current average price received of $25.54 per barrel. Production expenses decreased slightly from $33,554 in 1999 to $31,400 in 2000. Most expenditures for repairs, locations and labor in 1999 and 2000 were used to maintain the general upkeep of the wells and well sites.

Overall general and administrative expenses, both related and third party costs, changed very little between 1999 and 2000. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PrimeEnergy Management Corporation, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise downward the properties basis in either 1999 or first quarter 2000. Overall depletion expense is consistent for each year based upon the property basis and the rates used.

PART II
Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.Item 6 Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report. 4

                            S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       STERLING GAS DRILLING FUND 1981
                                          BY: /S/ Charles E.Drimal Jr.
                                                 Charles E. Drimal, Jr
                                                       General Partner

May 12, 2000
(DATE)

                        STERLING DRILLING FUND 1981
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                          March 31,      December 31,
                                            2000             1999
Assets
Current Assets:
  Cash and cash equivalents            $           8  $               7
  Due from others                             30,874                  0
                                          ----------     --------------
                                               -----                  -
      Total current assets                    30,882                  7

Oil and Gas properties -
successful efforts method:
  Leasehold costs                            236,502            236,502
  Well and related facilities              7,056,395          7,036,647
   less accumulated depreciation
depletion                                 (6,199,558        (6,180,734)
    and amortization                               )
                                          ----------     --------------
                                               -----                  -
                                           1,093,339          1,092,415
                                          ----------     --------------
                                               -----                  -
       Total assets                    $   1,124,221  $       1,092,422
                                          ==========         ==========
Liabilities and Partners' Equity
  Current liabilities:
   Due to affiliates                   $     191,063  $         159,309

                                          ----------     --------------
                                               -----                  -
        Total current liabilities            191,063            159,309
                                          ----------     --------------
                                               -----                  -

  Partners' Equity
   Limited partners                        1,029,167          1,031,925
   General partners                           (96,009)         (98,812)
                                          ----------     --------------
                                               -----                  -
         Total partners' equity              933,158            933,113
                                          ----------     --------------
                                               -----                  -

         Total liabilities and         $   1,124,221  $       1,092,422
partners' equity
                                           =========          =========



See accompanying note to the financial statements.

                        STERLING DRILLING FUND 1981
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 2000

                               Limited     General
                               Partners    Partners      Total
Revenue:
Operating revenue           $     67,139      12,646   $   79,785
                                --------    --------      -------
  Total Revenue                   67,139      12,646       79,785
                                --------    --------      -------

Costs and Expenses:
Production expense                26,423       4,977       31,400
General and administrative
 to a related party               21,037       3,962       24,999
General and administrative         3,802         716        4,518
Depreciation, depletion
 and amortization                 18,635         188       18,823
                                --------    --------      -------
  Total Costs and Expenses        69,897       9,843       79,740
                                --------    --------      -------
                                                               --
  Net Income/(Loss)         $     (2,758)      2,803           45
                                   =====       =====        =====
  Net Income/(Loss) per     $      (.31)
equity unit
                                  ======




See accompanying note to the financial  statements.

                        STERLING DRILLING FUND 1981
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999


                               Limited     General
                               Partners    Partners     Total
Revenue:
Operating revenue           $     44,883       8,454 $     53,337
                                --------    --------      -------
  Total Revenue                   44,883       8,454       53,337
                                --------    --------      -------

Costs and Expenses:
Production expense                28,236       5,318       33,554
General and administrative
 to a related party               21,040       3,963       25,003
General and administrative         3,069         578        3,647
Depreciation, depletion
 and amortization                 18,781         190       18,971
                                --------    --------      -------
  Total Costs and Expenses        71,126      10,049       81,175
                                --------    --------      -------
  Net Income(loss)          $   (26,243)     (1,595) $   (27,838)
                                ========    ========      =======
Net Income(loss) per equity $     (3.00)
unit
                                  ======




See accompanying note to the financial  statements.

                        STERLING DRILLING FUND 1981
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited        General
                                 Partners       Partners        Total

Balance at December 31, 1998  $  1,107,736       (98,537)  $   1,009,199
  Net Income(Loss)                (75,811)          (275)       (76,086)
                                 ---------      ---------      ---------
Balance at December 31, 1999     1,031,925       (98,812)  $     933,113
  Net Income/(Loss)                 (2,758)         2,803             45
                                 ---------      ---------      ---------
Balance at March 31, 2000     $  1,029,167       (96,009)   $    933,158
                                 =========      =========      =========

See accompanying note to the financial  statements.

                        STERLING DRILLING FUND 1981
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                       Three months     Three months
                                        ended March     ended March
                                          31,2000         31,1999

Net cash provided by operating
activities                           $        19,748 $           232
                                          ----------      ----------
Cash provided by/(used in)
investment activities:
  Investment in wells and related
  facilities                                 (19,747)          (243)
                                          ----------      ----------
Net cash provided by/(used in)
investment activities                        (19,747)          (243)
                                          ----------      ----------

Net increase(decrease) in cash and
  cash equivalents                                 1            (11)
Cash and cash equivalents at
beginning of period                                7              19
                                          ----------      ----------
Cash and cash equivalents at end of
period                               $             8 $             8
                                             =======          ======

See accompanying note to the financial  statements.

  STERLING GAS DRILLING FUND 1981 (a New York limited partnership)Note to
                    Financial StatementsMarch 31, 2000
1. The accompanying statements for the period ending March 31, 2000 are unaudited but reflect all the adjustments necessary to present fairly the results of operations