Form 10-Q
period 2000-06-30
STERLING GAS DRILLING FUND 1981
filed 2000-08-11
CIK 356448


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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


Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 2000 and December 31, 1999.

Statements of Operations for the Six and Three Months Ended June 30,
2000 and 1999.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Cash Flows for the Six Months Ended June 30, 2000
and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2000, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions .

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

  Capital Resources -

  The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non-


  reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.

  Results of Operations -

Operating Revenues increased from $117,283 in 1999 to $147,764 in 2000 due to gas production increase, from 44,979 MCF in 1999 to 45,853 MCF in 2000, combined with a increase in average price per MCF from $2.60 in 1999 to $3.01- in 2000. The Partnership experiences fluctuations in its gas production due to variations in the pressure of the main transporter's gas pipeline. The Partnership has expended funds to purchase additional equipment and to complete light repairs which, based upon the operator's evaluation, are designed to increase production or to halt any further significant declines. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. These costs are capitalized if they meet the appropriate criteria. Production expenses slightly decreased from $64,396 in 1999 to $ 59,260 in 2000. The production expenses incurred in 1999 and 2000 were of a normal and recurring nature to upkeep and generally maintain the wells. These costs include variable components as well as direct costs which include but is not limited to, repairs, electrical, chemical and labor costs.

Overall general and administrative expenses remained stable and showed little change from 1999 to 2000. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property's basis in either 1999 or first half of 2000. Overall depreciation and depletion was consistent with the current property basis and the rates applied.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6. Exhibits and Reports on Form 8-K

The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GAS DRILLING FUND 1981
BY: /s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 13, 2000
(date)


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$2	$7
	-------------------	-------------------
Total current assets	2	7

Oil and Gas properties - Successful efforts method:
Leasehold costs	236,502	236,502
Well and related facilities	7,056,395	7,036,647
Less accumulated -Depreciation, depletion and
Amortization	(6,218,381)	(6,180,734)
	-------------------	-------------------
	1,074,516	1,092,415
	-------------------	-------------------
Total assets	$1,074,518	$1,092,422
	===========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$151,577	$159,309
	-------------------	-------------------
Total current liabilities	151,577	159,309
	-------------------	-------------------

Partners' Equity
Limited partners	1,017,773	1,031,925
General partners	(94,832)	(98,812)
	-------------------	-------------------
Total partners' equity	922,941	933,113
	-------------------	-------------------

Total liabilities and partners' equity	$1,074,518	$1,092,422
	===========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$124,343	$23,421	$147,764
Other revenue	0	0	0
	---------------	---------------	---------------
Total Revenue	124,343	23,421	147,764
	---------------	---------------	---------------

Costs and Expenses:
Production expense	49,867	9,393	59,260
General and administrative to a related party	42,074	7,924	49,998
General and administrative	9,283	1,748	11,031
Depreciation, depletion and
amortization	37,271	376	37,647
	---------------	---------------	---------------
Total Costs and Expenses	138,495	19,441	157,936
	---------------	---------------	---------------
Net Income(Loss)	$(14,152)	$3,980	$(10,172)
	=========	=========	=========
Net Income(Loss) per equity unit	$(1.61)
	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

Six Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$98,693	$18,590	$118,754
Other revenue	1,238	233	1,471
	---------------	---------------	---------------
Total Revenue	99,931	18,823	118,754
	---------------	---------------	---------------

Costs and Expenses:
Production expense	54,189	10,207	64,396
General and administrative to a related party	42,082	7,920	50,002
General and administrative	7,024	1,323	8,347
Depreciation, depletion and
amortization	37,563	379	37,942
	---------------	---------------	---------------
Total Costs and Expenses	140,858	19,829	160,687
	---------------	---------------	---------------
Net Income(Loss)	$(40,927)	$(1,006)	$(41,933)
	=========	=========	========
Net Income(Loss) per equity unit	$(4.66)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,204	$10,775	$67,979
Other revenue
	--------------	--------------	--------------
Total Revenue	57,204	10,775	67,979
	--------------	--------------	--------------

Costs and Expenses:
Production expense	23,444	4,416	27,860
General and administrative to a related party	21,037	3,962	24,999
General and administrative	5,481	1,032	6,513
Depreciation, depletion and amortization	18,636	188	18,824
	--------------	--------------	--------------
Total Costs and Expenses	68,598	9,598	78,196
	--------------	--------------	--------------
Net Income(Loss)	$(11,394)	$1,177	$(10,217)
	========	========	=========
Net Income(Loss) per equity unit	$(1.30)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$53,810	$10,136	$63,946
Other revenue	1,238	233	1,471
	--------------	--------------	--------------
Total Revenue	55,048	10,369	65,417
	--------------	--------------	--------------

Costs and Expenses:
Production expense	25,953	4.889	30,842
General and administrative to a related party	21,042	3,957	24,999
General and administrative	3,955	745	4,700
Depreciation, depletion and amortization	18,782	189	18,971
	--------------	--------------	--------------
Total Costs and Expenses	69,732	9,780	79,512
	--------------	--------------	--------------
Net Income(Loss)	$(14,684)	$589	$(14,085)
	========	========	=========
Net Income(Loss) per equity unit	$(1.67)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,031,925	$(98,812)	$933,113
Net Income(Loss)	(14,152)	3,980	(10,172)
	----------------	---------------	-----------------
Balance at end of period	$1,017,773	$(94,832)	$922,941
	=========	=========	===========
Six Months Ended June 30, 1999
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,107,736	$(98,537)	$1,009,199
Net Income(Loss)	(40,927)	(1,006)	(41,933)
	----------------	--------------	-------------------
Balance at end of period	$1,066,809	$(99,543)	$967,266
	=========	========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,029,167	$(96,009)	$933,158
Net Income(Loss)	(11,394)	1,177	(10,217)
	--------------	--------------	-----------------
Balance at end of period	$1,017,773	$(94,832)	$922,941
	========	========	==========
Three Months Ended June 30, 1999
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,081,493	$(100,132)	$981,361
Net Income(Loss)	(14,684)	589	(14,095)
	-----------------	-----------------	-----------------
Balance at end of period	$1,066,809	$(99,543)	$967,266
	==========	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30, 2000	Six months Ended June 30, 1999

Net cash provided by operating activities	$19,743	$1,250
	-----------------	-----------------
Cash(used in)investment activities:
Investment in wells and related Facilities	(19,748)	(1,243)
	-----------------	-----------------
Net Cash used in investment Activities	(19,748)	(1,243)
	-----------------	-----------------
Net increase(decrease) in cash and cash equivalents	(5)	7
Cash and cash equivalents at beginning of period	7	19
	-----------------	-----------------
Cash and cash equivalents at end of period	$2	$26
	==========	=========

see accompanying note to financial statements.


STERLING GAS DRILLING FUND 1981

(a New York limited partnership)

Note to Financial Statements

June 30, 2000

1. The accompanying statements for the period ending June 30, 2000 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.