Form 10-Q
period 2000-09-30
STERLING GAS DRILLING FUND 1981
filed 2000-11-13
CIK 356448

3: financial statements


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Balance Sheets September 30, 2000 and December 31, 1999.

Statements of Operations for the Nine and Three Months Ended September 30,
2000 and 1999.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Cash Flows for the Nine Months Ended September 30, 2000
and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of September 30, 2000, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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

  Capital Resources-

  The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non-reserve value information, and such information is available to the Limited Partners pursuant to the buy-out provisions of the Prospectus as previously filed.


  Results of Operations -

The majority of the Partnership's revenue is from gas production. The gas production remained stable showing very little change, from 69,381 MCF in 1999 to 69,053 MCF in 2000. The average price the Partnership received per MCF was $2.64 in 1999 and $2.98 in 2000. The combination of stable production combined with an increase in average price per mcf resulted in the overall operating revenue's increase from $185,360 in 1999 to $213,758 in 2000. Production expenses decreased slightly from $95,562 in 1999 to $87,970 in 2000. The operator will perform various repairs including but not limited to location work, road repairs, pipeline repairs and additional labor cost as deemed appropriate. During 1999 the Partnership expended the majority of its operating funds on light repairs and general upkeep and maintenance at the well and well-site. During 2000 the Partnership expended some operating funds on capitalizable repairs. In most cases these types of repairs are decided by the operator in order to help maintain or increase overall production. The lease operating costs for 2000 related to normal maintenance and general upkeep at the well or well site.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property's basis in either 1999 or first nine monthsof 2000. Overall depreciation and depletion was consistent with the current property basis and the rates applied.

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

STERLING GAS DRILLING FUND 1981
BY: /s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

November 9, 2000
(date)


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$5	$7
Due from others	26,753	0
	-------------------	-------------------
Total current assets	26,758	7

Oil and Gas properties - Successful efforts method:
Leasehold costs	236,502	236,502
Well and related facilities	7,056,395	7,036,647
Less accumulated -Depreciation, depletion and
Amortization	(6,237,204)	(6,180,734)
	-------------------	-------------------
	1,055,693	1,092,415
	-------------------	-------------------
Total assets	$1,082,451	$1,092,422
	===========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$168,749	$159,309
	-------------------	-------------------
Total current liabilities	168,749	159,309
	-------------------	-------------------

Partners' Equity
Limited partners	1,007,205	1,031,925
General partners	(93,503)	(98,812)
	-------------------	-------------------
Total partners' equity	913,702	933,113
	-------------------	-------------------

Total liabilities and partners' equity	$1,082,451	$1,092,422
	===========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$179,877	$33,881	$213,758
	---------------	---------------	---------------
Total Revenue	179,877	33,881	213,758
	---------------	---------------	---------------

Costs and Expenses:
Production expense	74,027	13,943	87,970
General and administrative to a related party	63,110	11,887	74,997
General and administrative	11,555	2,177	13,732
Depreciation, depletion and
amortization	55,905	565	56,470
	---------------	---------------	---------------
Total Costs and Expenses	204,597	28,572	233,169
	---------------	---------------	---------------
Net Income(Loss)	$(24,720)	$5,309	$(19,411)
	=========	=========	=========
Net Income(Loss) per equity unit	$(2.81)
	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

Nine Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$155,981	$29,379	$185,360
Other revenue	1,238	233	1,471
	---------------	---------------	---------------
Total Revenue	157,219	29,612	186,831
	---------------	---------------	---------------

Costs and Expenses:
Production expense	80,415	15,147	95,562
General and administrative to a related party	63,113	11,888	75,001
General and administrative	10,140	1,910	12,050
Depreciation, depletion and
amortization	56,344	569	56,913
	---------------	---------------	---------------
Total Costs and Expenses	210,012	29,514	239,526
	---------------	---------------	---------------
Net Income(Loss)	$(52,793)	$98	$(52,695)
	=========	=========	========
Net Income(Loss) per equity unit	$(6.01)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$55,534	$10,460	$65,994
	--------------	--------------	--------------
Total Revenue	55,534	10,460	65,994
	--------------	--------------	--------------

Costs and Expenses:
Production expense	24,160	4,550	28,710
General and administrative to a related party	21,036	3,963	24,999
General and administrative	2,272	429	2,701
Depreciation, depletion and amortization	18,634	189	18823
	--------------	--------------	--------------
Total Costs and Expenses	66,102	9,131	75,233
	--------------	--------------	--------------
Net Income(Loss)	$(10,568)	$1,329	$(9,239)
	========	========	=========
Net Income(Loss) per equity unit	$(1.20)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,288	$10,789	$68,077
	--------------	--------------	--------------
Total Revenue	57,288	10,789	68,077
	--------------	--------------	--------------

Costs and Expenses:
Production expense	26,226	4,940	31,166
General and administrative to a related party	21,036	3,963	24,999
General and administrative	3,116	587	3,703
Depreciation, depletion and amortization	18,781	190	18,971
	--------------	--------------	--------------
Total Costs and Expenses	69,159	9,680	78,839
	--------------	--------------	--------------
Net Income(Loss)	$(11,871)	$1,109	$(10,762)
	========	========	=========
Net Income(Loss) per equity unit	$(1.35)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,031,925	$(98,812)	$933,113
Net Income(Loss)	(24,720)	5,309	(19,411)
	----------------	---------------	-----------------
Balance at end of period	$1,007,205	$(93,503)	$913,702
	=========	=========	===========
Nine Months Ended September 30, 1999
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,107,736	$(98,537)	$1,009,199
Net Income(Loss)	(52,793)	98	(52,695)
	----------------	--------------	-------------------
Balance at end of period	$1,054,943	$(98,439)	$956,504
	=========	========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,017,773	$(94,832)	$922,941
Net Income(Loss)	(10,568)	1,329	(9,239)
	--------------	--------------	-----------------
Balance at end of period	$1,007,205	$(93,503)	$913,702
	========	========	==========
Three Months Ended September 30, 1999
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,066,814	$(99,548)	$967,266
Net Income(Loss)	(11,871)	1,109	(10,762)
	-----------------	-----------------	-----------------
Balance at end of period	$1,054,943	$(98,439)	$956,504
	==========	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2000	Nine months Ended September 30, 1999

Net cash provided by operating activities	$19,746	$1,236
	-----------------	-----------------
Cash(used in)investment activities:
Investment in wells and related Facilities	(19,748)	(1,243)
	-----------------	-----------------
Net Cash used in investment Activities	(19,748)	(1,243)
	----------------	-----------------
Net increase(decrease) in cash and cash equivalents	(2)	(7)
Cash and cash equivalents at beginning of period	7	19
	-----------------	-----------------
Cash and cash equivalents at end of period	$5	$12
	==========	=========

See accompanying note to financial statements.


STERLING GAS DRILLING FUND 1981

(a New York limited partnership)

Note to Financial Statements

September 30, 2000

1. The accompanying statements for the period ending September 30, 2000 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.