Form 10-K
period 2000-12-31
STERLING GAS DRILLING FUND 1981
filed 2001-03-30
CIK 356448

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

         The number of Units of the Registrant outstanding as of March 15, 2001 was: 8,790.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

         During 2000, the Partnership did not engage in any development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1981 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminates in April 2001. At this time it is unlikely that CNR will exercise their rights to select acreage and drill a well. If CNR does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. Sales are made under short-term contractual arrangements or monthly spot prices. In 2000, approximately $135,999, or 50.57% and $98,831, or 36.75%
of the Partnership's gas production was purchased by the Brooklyn Union Gas Company and Phoenix Diversified, respectively; approximately $11,255 or 92% of oil production was purchased by the American Refining Group. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2000 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2000, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                              Gross            Net
                              -----            ---
     Oil Wells                  0.0            0.0
     Gas Wells                 42.0           32.6

     Producing acres       2,798.75       2,172.39

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. The wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                               2000        1999       1998       1997       1996
                                             --------   ---------   --------   --------   --------
Production:
       Oil and Condensate(BBL)                    452        369        709        515        541
       Gas(MCF)                                88,803      89,430    102,850     85,541     88,693
Average Price of Sales:
       Oil and Condensate ($ per bbl)        $  27.00   $   19.61   $  12.14   $  18.34   $  19.50
       Gas ($ per Mcf)                       $   3.03   $    2.69   $   2.92   $   2.93   $   2.63
Production Expense per Dollar of Operating
Revenue                                      $   0.42   $    0.52   $   0.39   $   0.40   $   0.38

OIL AND GAS RESERVES

         Ryder Scott Company, L.P. has evaluated the Partnership's interests in proven developed oil and gas properties for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

As of               Proved Developed
12-31   Oil (bbls)     Gas (Mcf)
-----   ----------  ----------------
1996       3,600       1,435,000
1997       4,690       1,273,000
1998       4,620       1,472,000
1999       6,319       1,230,954
2000       6,163       1,369,699

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                    Proved Developed
            ----------------------------------
As of        Future Net      Present Value of
12-31         Revenue       Future Net Revenue
-----       -----------     ------------------
1996        $1,893,800         $  817,000
1997         1,558,300            687,900
1998         1,820,700            807,750
1999         1,437,450            686,493
2000         4,151,900          1,722,800

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1981 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2000 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units") of the Partnership. As of March 15, 2001, there were 536 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. There were no distributions to the holders of Units in 2000 or 1999. Aggregate cash distributions to the holders of the Units as of December 31, 2000, was $3,955,500.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant is a "small business issuer" as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2001, Management acts as the Managing General Partner in a total of 49 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and another of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 180 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 53, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of PrimeEnergy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 48, has been a Director, Executive Vice President and Treasurer of Management since August 1985. She is also a Director, Executive Vice President and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 41, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 68, has been Secretary of Management since June 1990, Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership reasonably allocated to the Partnership for in-house expenses incurred on behalf of the Partnership limited annually to an amount equal to 7% of the first $7,000,000 and 6% thereafter, of capital contributions, or in the case of third-party expenses, 3.5% of such contributions. During 2000 and 1999, the allocation of general and administrative expenses to the Partnership was $100,000 for both years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Partnership does not know of any person, entity or group, other than the Managing General Partner and PrimeEnergy Corporation that beneficially owns more than five percent of the Units. The following table shows as of March 15, 2001, the name and address of such beneficial owners, and the number and percent of Units beneficially owned by them, all of which are directly owned.

                                                           Number
Name and Address of Beneficial Owner                      of Units  Percent
------------------------------------                      --------  -------
PrimeEnergy Management Corporation
  One Landmark Square
  Stamford, CT 06901....................................     756       8.60%


PrimeEnergy Corporation
  One Landmark Square
  Stamford, CT 06901 ...................................   2,485      28.27%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 2000 was paid well operating fees ranging from about $ 324 to $ 584 per month per well. Together with well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2000 and 1999, the Partnership paid an aggregate of $76,780 and $79,275 respectively, in such fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    The following documents are filed as a part of this Report:

                  1. Financial Statements (Index to the Financial Information at page F-1)

                  2.       Financial Statement Schedules:

                           Schedule V Property and Equipment - Oil and Gas Properties

                           Schedule VI Accumulated Depreciation, Depletion and Amortization - Oil and Gas Properties

         3.       Exhibits:

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                                        Sterling Gas Drilling Fund 1981
                                        By: PrimeEnergy Management Corporation
                                            Managing General Partner



                                        By: /s/ Charles E. Drimal Jr.
                                            -------------------------
                                            Charles E. Drimal, Jr.
                                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March 2001.



/s/ Charles E. Drimal Jr.      Director and President,
-------------------------      PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.         The Principal Executive Officer




/s/ Beverly A. Cummings        Director, Executive Vice President and Treasurer,
-----------------------        PrimeEnergy Management Corporation;
Beverly A. Cummings            The Principal Financial and Accounting Officer

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

                  Index to Financial Information and Schedules


                                                                              PAGE NO.
                                                                              --------
Selected Financial Data                                                           F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                         F-2


Report of Independent Public Accountants                                          F-5

Financial Statements:

       Balance Sheets, December 31, 2000 and 1999                                 F-6

       Statements of Operations for the Years Ended December 31,
       2000, 1999 and 1998                                                        F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 2000, 1999 and 1998                                     F-8

       Statements of Cash Flows for the Years Ended December 31,
       2000, 1999 and 1998                                                        F-9

       Notes to Financial Statements                                              F-10


Schedules:

          V  -    Property and Equipment - Oil and Gas Properties for
                  the Years Ended December 31, 2000, 1999 and 1998                F-18

          VI -    Accumulated Depreciation, Depletion, and Amortization -
                  Oil and Gas Properties for the Years Ended December 31,
                  2000, 1999 and 1998                                             F-19


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

                                     YEAR ENDED DECEMBER 31, (000'S OMITTED)
                              ---------------------------------------------------
                                2000       1999       1998       1997       1996
                              -------    -------    -------    -------    -------
Revenues ..................   $   287    $   249    $   309    $   264    $   244
Net income (loss):
   Limited Partners .......       (23)       (76)       (35)       (34)       (48)
   General Partners .......         8      0.275          8          6          4
   Per equity unit ........     (2.58)     (8.62)     (3.99)     (4.63)     (5.46)
Total assets ..............     1,047      1,092      1,162      1,161      1,239
Cash distributions:
   Limited Partners .......        --         --         --         --         --
   General Partners .......        --         --         --         --         --
   Limited partners as
    a % of original
    contribution ..........        --         --         --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Partnership to calculate its position in the industry as the Partnership competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Partnership will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2000, the General Partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of the original Limited Partner capital contributions.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000 was approximately $1,722,785 as compared to December 31, 1999, of about $686,493. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1981 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

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

         3. Results of operations:

         2000 compared to 1999

         The Partnership receives some income from the production of oil. During 2000 oil production increased from 309 barrels in 1999 to 452 barrels in 2000.. The oil revenue from oil production was positively impacted by the higher average prices per barrel received from the purchasers during 2000, from $19.61 per average barrel in 1999 to $27.00 per average barrel in 2000. The Partnership experienced a slight decrease in gas production, from 89,430 MCF in 1999 to 88,803 MCF in 2000. The decline in gas production was significantly impacted by the increase in average gas price per MCF, from $2.69 in 1999 to $3.03 in 2000. The combination of positive changes in pricing and stable production resulted in higher overall revenue when compared to the prior period. Operating revenue increased from $248,920 in 1999 to $281,116 in 2000. Some of the operating revenue received by the Partnership was in the form of a one-time class action lawsuit settlement in the amount of $5,886.

         Overall production expenses declined slightly from $127,688 in 1999 to $117,356 in 2000.. The majority of the production expenditures for 2000 were for the general upkeep and routine maintenance at the well and well sites. General and administrative costs showed little to no changes from $117,953 in 1999 to $116,752 in 2000. Amounts in both years are substantially less then the $439,500 allocable to the Partnership under the Partnership Agreement. Management continues to use in-house resources if it will provide efficient and timely services to the Partnership. Slight changes to these type costs are in keeping with management's overall goal to limit costs, both incurred and allocated to the Partnership.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 2000 or 1999. Normal depletion and depreciation, for both 1999 and 2000, was consistent with the Partnership's remaining property basis and the appropriate rates applied.


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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Gas Drilling Fund 1981:


We have audited the accompanying balance sheets of Sterling Gas Drilling Fund 1981 (a New York limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gas Drilling Fund 1981 as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 1, 2001

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999




                                     Assets

                                                               2000           1999
                                                           -----------    -----------
Current Assets:
  Cash and cash equivalents (Note 2)                       $         3    $         7
                                                           -----------    -----------
     Total Current Assets                                            3              7
                                                           -----------    -----------
Oil and Gas Properties - successful efforts
  method (Note 3) - (Schedules V and VI):
  Leasehold costs                                              236,502        236,502
  Wells and related facilities                               7,059,494      7,036,647
                                                           -----------    -----------
      Total                                                  7,295,996      7,273,149
  Less - Accumulated depreciation, depletion
          and amortization                                  (6,248,639)    (6,180,734)
                                                           -----------    -----------
                                                             1,047,357      1,092,415
                                                           -----------    -----------

     Total Assets                                          $ 1,047,360    $ 1,092,422
                                                           ===========    ===========

                        Liabilities and Partners' Equity

Current Liabilities:
  Due to affiliates (Note 6)                               $   129,258    $   159,309
                                                           -----------    -----------
     Total Current Liabilities                                 129,258        159,309
                                                           -----------    -----------
Partners' Equity:
  Limited partners                                           1,009,209      1,031,925
  General partners                                             (91,107)       (98,812)
                                                           -----------    -----------
     Total Partners' Equity                                    918,102        933,113
                                                           -----------    -----------

     Total Liabilities and Partners' Equity                $ 1,047,360    $ 1,092,422
                                                           ===========    ===========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                          2000                                    1999
                           -----------------------------------    -----------------------------------
                            Limited      General                  Limited       General
                            Partners    Partners       Total      Partners     Partners      Total
                           ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
 Operating revenues        $ 236,559    $  44,557    $ 281,116    $ 208,228    $  39,221    $ 247,449
 Other Revenue (Note 10)       4,952          934        5,886        1,238          233        1,471
                           ---------    ---------    ---------    ---------    ---------    ---------
    Total Revenue            241,511       45,491      287,002      209,466       39,454      248,920
                           ---------    ---------    ---------    ---------    ---------    ---------
Costs and Expenses:
 Production expenses          98,755       18,601      117,356      107,449       20,239      127,688
 Depreciation,
  depletion and
  amortization                67,226          679       67,905       78,571          794       79,365
 General and
  administrative
  expenses (Note 7)           98,246       18,506      116,752       99,257       18,696      117,953
                           ---------    ---------    ---------    ---------    ---------    ---------

    Total Expenses           264,227       37,786      302,013      285,277       39,729      325,006
                           ---------    ---------    ---------    ---------    ---------    ---------

    Net Income (Loss)      $ (22,716)   $   7,705    $ (15,011)   $ (75,811)   $    (275)   $ (76,086)
                           =========    =========    =========    =========    =========    =========

 Net (Loss) Per
  Equity Unit (Note 2)     $   (2.58)                             $   (8.62)
                           =========                              =========
                                          1998
                           ----------------------------------
                           Limited       General
                           Partners      Partners     Total
                           ---------    ---------   ---------
Revenues:
 Operating revenues        $ 260,625    $  49,090   $ 309,715
 Other Revenue (Note 10)          --           --          --
                           ---------    ---------   ---------
    Total Revenue            260,625       49,090     309,715
                           ---------    ---------   ---------
Costs and Expenses:
 Production expenses         115,758       21,803     137,561
 Depreciation,
  depletion and
  amortization                80,360          812      81,172
 General and
  administrative
  expenses (Note 7)           99,602       18,761     118,363
                           ---------    ---------   ---------

    Total Expenses           295,720       41,376     337,096
                           ---------    ---------   ---------

    Net Income (Loss)      $ (35,095)   $   7,714   $ (27,381)
                           =========    =========   =========

 Net (Loss) Per
  Equity Unit (Note 2)     $   (3.99)
                           =========



   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                 Limited       General
                                Partners       Partners         Total
                               -----------    -----------    -----------
Balance at December 31, 1997   $ 1,142,831    $  (106,251)   $ 1,036,580

Net Income (Loss)                  (35,095)         7,714        (27,381)
                               -----------    -----------    -----------

Balance at December 31, 1998     1,107,736        (98,537)     1,009,199

Net (Loss)                         (75,811)          (275)       (76,086)
                               -----------    -----------    -----------

Balance at December 31, 1999     1,031,925        (98,812)       933,113

Net Income (Loss)                  (22,716)         7,705        (15,011)
                               -----------    -----------    -----------

Balance at December 31, 2000   $ 1,009,209    $   (91,107)   $   918,102
                               ===========    ===========    ===========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                             2000        1999        1998
                                           --------    --------    --------
Cash Flows From Operating Activities:
 Net (loss)                                $(15,011)   $(76,086)   $(27,381)
 Adjustments to reconcile net (loss) to
  net cash provided by operating
  activities:
   Depreciation, depletion and
    amortization                             67,905      79,365      81,172
   Changes in Assets and Liabilities:
    Due to affiliates                       (30,051)      6,632      28,581
                                           --------    --------    --------
      Net Cash Provided by
       Operating Activities                  22,843       9,911      82,372
                                           --------    --------    --------
Cash Flows From Investing Activities:
 Equipment purchases                        (22,847)     (9,923)    (82,369)
                                           --------    --------    --------
     Net Cash Used by Investing
      Activities                            (22,847)     (9,923)    (82,369)
                                           --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                     (4)        (12)          3

Cash and cash equivalents, beginning of
 year                                             7          19          16
                                           --------    --------    --------

Cash and cash equivalents, end of year     $      3    $      7    $     19
                                           ========    ========    ========


   The Notes to Financial Statements are an integral part of these statements.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



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

                        DECEMBER 31, 2000, 1999 AND 1998



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

                        DECEMBER 31, 2000, 1999 AND 1998



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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:

                                       2000       1999       1998
                                     --------   --------   --------
Average sales price per MCF of gas   $   3.03   $   2.69   $   2.92
Average sales price per barrel of
 oil and other liquids               $  27.00   $  19.61   $  12.14
Production expense per dollar of
 operating revenue                   $   0.42   $   0.52   $   0.39

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2001. Petroleum engineers on the staff of PEC have reviewed the data presented below, as of December 31, 2000, for consistency with current year production and operating history. All of the Partnership's gas and oil reserves are located within the United States:

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(4)      Quantities of Oil and Gas Reserves - (Cont'd):

                                          (Unaudited)
                                   ------------------------
                                    GAS (MCF)     OIL (BBL)
                                   ----------    ----------
Reserves as of December 31, 1997    1,273,010         4,693
Revisions of previous estimates       302,253           635
Production                           (102,850)         (709)
                                   ----------    ----------

Reserves as of December 31, 1998    1,472,413         4,619
Revisions of previous estimates      (152,029)        2,069
Production                            (89,430)         (369)
                                   ----------    ----------

Reserves as of December 31, 1999    1,230,954         6,319
Revisions of previous estimates       227,548           296
Production                            (88,803)         (452)
                                   ----------    ----------

Reserves as of December 31, 2000    1,369,699         6,163
                                   ==========    ==========

         If future prices were to decline into the future, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond that included above.

         Revisions arise from changes in current prices, as well as, engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion, and amortization.

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and because of they're impact on estimates of future production. The Partnership has recorded no additional provision in 2000, 1999 and 1998. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income equity would not have been reduced in 2000, 1999 and 1998.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

         Drilling and completion costs (paid out of initial capital contributions):

             Limited partners                         99.00%
             General partners                          1.00%
                                                     -------
                                                     100.00%

         Expenses of organization, costs of acquiring leases and the nonrecurring management fee:

             Limited partners                        100.00%
             General partners                            --%
                                                     -------
                                                     100.00%

         Net Revenue from oil and gas operations, general and administrative expenses and production operating fees:

             Limited partners                         84.15%
             General partners                         15.85%
                                                     -------
                                                     100.00%

         All other income, gains, losses, costs, expenses, deductions and credits:

             Limited partners                         99.00%
             General partners                          1.00%
                                                     -------
                                                     100.00%

(6)      Transactions With Affiliates:

         (a) The payable to affiliates at December 31, 2000 and 1999 represents all revenues and expenses collected or incurred on behalf of the Partnership by PEC and its subsidiaries, including the production operator's fees (Note 6(b)) and any advances made to the Partnership. PEMC intends to continue to make advances to the Partnership to fund any working capital deficiencies in the future on an interest free basis.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



(6)      Transactions With Affiliates - (Cont'd):

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $324 for each producing gas well and $584 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. These fees are subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2000, 1999 and 1998, $71,534, $67,191, and $74,107 of production operator's fees were incurred, respectively.

         (c) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2000, 1999 and 1998 for which it was billed $5,246, $12,084, and $4,872 respectively.

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

         During 2000, 1999 and 1998, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                   Year Ended December 31,
                              --------------------------------
                                2000        1999        1998
                              --------    --------    --------
Net income (loss) as
 reported on the
 Partnership's federal
 income tax return            $ 27,128    $ (8,748)   $(28,344)

Recompletion costs reported
differently for financial
reporting purposes and for
income tax reporting
 purposes                       22,847       9,923      79,623

Depreciation, depletion and
 amortization for financial
 reporting purposes
 (greater) less than income
 tax amount                    (64,986)    (77,261)    (78,660)
                              --------    --------    --------

Net (loss) per accompanying
 financial statements         $(15,011)   $(76,086)   $(27,381)
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

                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998



(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

Purchaser                   2000       1999       1998
---------                 --------   --------   --------
Brooklyn Union            $135,999   $143,851   $140,133
Phoenix Diversified       $ 98,831   $ 84,300   $ 97,986
American Refining Group   $ 12,676   $  7,229   $  5,094
Wagner Gas Company        $ 34,085   $     --   $     --

         The partnership renewed its gas purchase contracts in December, 1999 resulting in a fixed price for one year.

(10)     Other Revenue:

         In 2000 the Partnership was a member of a Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

         In 1999 other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                                                      SCHEDULE V


                         STERLING GAS DRILLING FUND 1981
                        (A New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 Balance at                                           Balance
                                 Beginning    Additions                   Other         at End
                                   of Year     at Cost     Retirements   Changes       of Year
                                 ----------   ----------   -----------  ----------   ----------
Year Ended December 31, 2000:
  Leasehold costs                $  236,502   $       --   $       --   $       --   $  236,502
  Wells and related facilities    7,036,647       22,847           --           --    7,059,494
                                 ----------   ----------   ----------   ----------   ----------
                                 $2,723,149       22,847   $       --   $       --   $7,295,996
                                 ==========   ==========   ==========   ==========   ==========

Year Ended December 31, 1999:
  Leasehold costs                $  236,502   $       --   $       --   $       --   $  236,502
  Wells and related facilities    7,026,724        9,922           --           --    7,036,647
                                 ----------   ----------   ----------   ----------   ----------
                                 $7,263,226   $    9,922   $       --   $       --   $7,273,149
                                 ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1998:
  Leasehold costs                $  236,502   $       --   $       --   $       --   $  236,502
  Wells and related facilities    6,944,355       82,369           --           --    7,026,724
                                 ----------   ----------   ----------   ----------   ----------
                                 $7,180,857   $   82,369   $       --   $       --   $7,263,226
                                 ==========   ==========   ==========   ==========   ==========

                                                                     SCHEDULE VI


                         STERLING GAS DRILLING FUND 1981
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                 Balance at   Charges to                              Balance
                                 Beginning    Costs and                   Other        at End
                                   of Year     Expenses    Retirements   Changes      of Year
                                 ----------   ----------   -----------  ----------   ----------
Year Ended December 31, 2000:
  Wells and related facilities   $5,944,232   $   67,905   $       --   $       --   $6,012,137
  Leasehold costs                   236,502           --           --           --      236,502
                                 ----------   ----------   ----------   ----------   ----------
                                 $6,180,734   $   67,905   $       --   $       --   $6,248,639
                                 ----------   ----------   ----------   ----------   ----------

Year Ended December 31, 1999:
  Wells and related facilities   $5,864,867   $   79,365   $       --   $       --   $5,944,232
  Leasehold costs                   236,502           --           --           --      236,502
                                 ----------   ----------   ----------   ----------   ----------
                                 $6,101,369   $   79,365   $       --   $       --   $6,180,734
                                 ----------   ----------   ----------   ----------   ----------

Year ended December 31, 1998:
  Wells and related facilities   $5,783,695   $   81,172   $       --   $       --   $5,864,867
  Leasehold costs                   236,502           --           --           --      236,502
                                 ----------   ----------   ----------   ----------   ----------
                                  6,020,197       81,172   $       --   $       --   $6,101,369
                                 ----------   ----------   ----------   ----------   ----------

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                            EXHIBIT
   ------                            -------
    (3)  Form of Agreement of Limited Partnership of Sterling Gas Drilling Fund
         1981 (incorporated by reference to Exhibit (3) of Sterling Gas Drilling
         Fund 1981 Form 10-K for the year ended December 31, 1994)

   (23)  Consent of Ryder Scott Company, L.P. (filed herewith)