Form 10-Q
period 2001-03-31
STERLING GAS DRILLING FUND 1981
filed 2001-05-11
CIK 356448


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

or

/ /Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Balance Sheets - March 31, 2001 and December 31, 2000.

Statements of Operations for the Three Months Ended March 31, 2001 and 2000.

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2001 and 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of March 31, 2001, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000 was approximately $1,722,800 as compared to December 31, 1999, of about $686,493. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range of spot prices during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The Partnership actually received an average price for gas sold of $3.76 during the first quarter of 2001.. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1981 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.


  Capital Resources:

  The Registrant was formed for the sole purpose of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1981 for $6,900,000. Pursuant to the terms of this contract, wells have been drilled resulting in thirty-seven producing wells, three non-commercial wells and one dry hole.

  During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1981 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminatated in April 2001. Since CNR did not exercise their rights under this agreement, PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

  Results of Operations:

The majority of the Partnership's revenue is from gas production. The gas production remained stable showing very little change, from 22,399 MCF in 2000 to 22,507 MCF in 2001. The average price the Partnership received per MCF was $3.08 in 2000 and $3.76 in 2001. The combination of stable production combined with an increase in average price per mcf resulted in the overall operating revenue's increase from $79,785 in 2000 to $86,725 in 2001. Production expenses increased from $31,400 in 2000 to $46,594 in 2001. Some production costs are variable based upon price, volume sold and total revenue dollars. During both years the Partnership expended the majority of its operating funds on light repairs and general upkeep and maintenance at the well and well-site.

Overall general and administrative expenses remained stable and showed little change from 2000 to 2001. The amounts charged reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party expenses attributable to the affairs and operations of the Partnership, reimbursed to PEMC, are limited to an annual amount not to exceed 5% of the Limited Partners capital contributions. Amounts related to both years are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property's basis in either 2000 or first three months of 2001. Overall depreciation and depletion was consistent with the current property basis and the rates applied.

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

STERLING GAS DRILLING FUND 1981
BY: /s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

May 2, 2001
(date)


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$9	$3
Due from others	0	0
	-------------------	-------------------
Total current assets	9	3

Oil and Gas properties - Successful efforts method:
Leasehold costs	236,502	236,502
Well and related facilities	7,059,494	7,059,494
Less accumulated -Depreciation, depletion and
Amortization	(6,264,585)	(6,248,639)
	-------------------	-------------------
	1,031,411	1,047,357
	-------------------	-------------------
Total assets	$1,031,420	$1,047,360
	===========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$113,922	$129,258
	-------------------	-------------------
Total current liabilities	113,922	129,258
	-------------------	-------------------

Partners' Equity
Limited partners	1,006,332	1,009,209
General partners	(88,834)	(91,107)
	-------------------	-------------------
Total partners' equity	917,498	918,102
	-------------------	-------------------

Total liabilities and partners' equity	$1,031,420	$1,047,360
	===========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$72,979	$13,746	$86,725
	-------------	---------------	-------------
Total Revenue	72,979	13,746	86,725
	-------------	---------------	-------------

Costs and Expenses:
Production expense	39,209	7,385	46,594
General and administrative to a related party	17,672	3,328	21,000
General and administrative	3,188	601	3,789
Depreciation, depletion and
amortization	15,787	159	15,946
	-------------	---------------	-------------
Total Costs and Expenses	75,856	11,473	87,329
	-------------	---------------	-------------
Net Income(Loss)	$(2,877)	$2,273	$(604)
	========	=========	========
Net Income(Loss) per equity unit	$(0.33)
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

Three Months Ending March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$67,139	$12,646	$79,785
	---------------	-------------	-------------
Total Revenue	67,139	12,646	79,785
	---------------	-------------	-------------

Costs and Expenses:
Production expense	26,423	4,977	31,400
General and administrative to a related party	21,037	3,962	24,999
General and administrative	3,802	716	4,518
Depreciation, depletion and
amortization	18,635	188	18,823
	---------------	-------------	-------------
Total Costs and Expenses	69,897	9,843	79,740
	---------------	-------------	-------------
Net Income(Loss)	$(2,758)	$2,803	$45
	=========	=======	=======
Net Income(Loss) per equity unit	$(.31)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1999	$1,031,925	$(98,812)	$933,113
Net Income(Loss)	(22,716)	(7,705)	(15,011)
	--------------	--------------	---------------
Balance at December 31, 2000	1,009,209	(91,107)	918,102
Net Income(Loss)	(2,877)	2,273	(604)
	--------------	--------------	--------------
Balance at March 31, 2001	$1,006,332	$(88,834)	$917,498
	=========	==========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2001	Three months Ended March 31, 2000

Net cash provided by operating activities	$6	$19,748
	--------------	------------
Cash(used in)investment activities:
Investment in wells and related Facilities	0	(19,747)
	--------------	------------
Net Cash used in investment Activities	0	(19,747)
	--------------	------------
Net increase(decrease) in cash and cash equivalents	6	1
Cash and cash equivalents at beginning of period	3	7
	---------------	------------
Cash and cash equivalents at end of period	$9	$8
	========	=======

See accompanying note to financial statements.


STERLING GAS DRILLING FUND 1981

(a New York limited partnership)

Note to Financial Statements

March 31, 2001

1. The accompanying statements for the period ending March 31, 2001 are unaudited but reflect all reflect the adjustments necessary to present fairly the results of operations.