Form 10-Q
period 2001-06-30
STERLING GAS DRILLING FUND 1981
filed 2001-08-09
CIK 356448


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Balance Sheets June 30, 2001 and December 31, 2000.

Statements of Operations for the Six and Three Months Ended June 30,
2001 and 2000.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Cash Flows for the Six Months Ended June 30, 2001
and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition among this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses or for the conduct of the Partnership's business. As of June 30, 2001, the General partners have distributed to the Limited partners $3,955,500. Such cash distributions are equivalent to 45% of original total Limited Partner capital contributions.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range of spot prices during the first six months of 2001 has been from $3.21 to $10.69 with


an average of $5.34. The Partnership actually received an average price for gas sold of $4.09 during the first six months of 2001. While it may reasonably be anticipated that the prices received by Sterling Gas Drilling Fund 1981 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

  Capital Resources

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

  During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Gas Drilling Fund 1981 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect until May 1, 2003. Sterling Gas Drilling Fund 1981's share of the acreage bonus was $26,635. There is no guarantee that EAE will exercise their rights under this agreement. After this contract terminates, PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

  Results of Operations

The majority of the Partnership's revenue is from gas production. The gas production remained stable showing very little change, from 45,853 MCF in 2000 to 45,731 MCF in 2001. The average price the Partnership received per MCF was $3.01 in 2000 and $4.09 in 2001. The combination of stable production combined with an increase in average price per MCF resulted in the overall gas revenue's increase from $138,021 in 2000 to $187,085 in 2001. Total operating revenue, which includes a minor amount of oil revenue, increased from $147,764 to $190,661. Production expenses increased from $59,260 in 2000 to $87,017 in 2001. The operator will perform various repairs including but not limited to location work, road repairs, pipeline repairs and additional labor cost as deemed appropriate. During 2001 the Partnership expended some operating funds on more specific repairs. In most cases these types of repairs are determined to be necessary by the operator in order to help maintain or increase overall production. These costs include variable components as well as direct costs which include but are not limited to, small tools, electrical, chemical and labor costs. During 2000 the Partnership expended the majority of its operating funds on light repairs and general upkeep and maintenance at the well and well-site


The Partnerships other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest. The amount of the cash bonus paid to the partnership is $26,635.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property's basis in either 2000 or first six months of 2001. Overall depreciation and depletion was consistent with the current property basis and the rates applied.

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

STERLING GAS DRILLING FUND 1981
BY: /s/ Charles E. Drimal Jr.
Charles E. Drimal, Jr.
General Partner

August 8, 2001
(date)


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$6	$3
Due from others	0	0
	---------------	-------------------
Total current assets	6	3

Oil and Gas properties - Successful efforts method:
Leasehold costs	236,502	236,502
Well and related facilities	7,059,494	7,059,494
Less accumulated -Depreciation, depletion and
Amortization	(6,280,531)	(6,248,639)
	---------------	-------------------
	1,015,465	1,047,357
	---------------	-------------------
Total assets	$1,015,471	$1,047,360
	=========	===========

Liabilities and Partners' Equity
Current liabilities:
Due to affiliates	$48,290	$129,258
	---------------	-------------------
Total current liabilities	48,290	129,258
	---------------	-------------------

Partners' Equity
Limited partners	1,049,728	1,009,209
General partners	(82,547)	(91,107)
	---------------	-------------------
Total partners' equity	967,181	918,102
	---------------	-------------------

Total liabilities and partners' equity	$1,015,471	$1,047,360
	=========	===========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$160,441	$30,220	$190,661
Other income	26,369	266	26,635
	-------------	-------------	-------------
Total Revenue	186,810	30,486	217,296
	-------------	-------------	-------------

Costs and Expenses:
Production expense	73,225	13,792	87,017
General and administrative to a related party	35,343	6,657	42,000
General and administrative	6,150	1,158	7,308
Depreciation, depletion and amortization	31,573	319	31,892
	-------------	-------------	-------------
Total Costs and Expenses	146,291	21,926	168,217
	-------------	-------------	-------------
Net Income(Loss)	$40,519	$8,560	$49,079
	========	========	========
Net Income(Loss) per equity unit	$4.61
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$124,343	$23,421	$147,764
Other income	0	0	0
	-------------	-------------	-------------
Total Revenue	124,343	23,421	147,764
	-------------	-------------	-------------

Costs and Expenses:
Production expense	49,867	9,393	59,260
General and administrative to a related party	42,074	7,924	49,998
General and administrative	9,283	1,748	11,031
Depreciation, depletion and
Amortization	37,271	376	37,647
	-------------	-------------	-------------
Total Costs and Expenses	138,495	19,441	157,936
	-------------	-------------	-------------
Net Income(Loss)	$(14,152)	$3,980	$(10,172)
	========	========	========
Net Income(Loss) per equity unit	$(1.61)
	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$87,462	$16,474	$103,936
Other income	26,369	266	26,635
	------------	------------	------------
Total Revenue	113,831	16,740	130,571
	------------	------------	------------

Costs and Expenses:
Production expense	34,016	6,407	40,423
General and administrative to a related party	17,671	3,329	21,000
General and administrative	2,962	557	3,519
Depreciation, depletion and amortization	15,786	160	15,946
	------------	------------	------------
Total Costs and Expenses	70,435	10,453	80,888
	------------	------------	------------
Net Income(Loss)	$43,396	$6,287	$49,683
	=======	=======	========
Net Income(Loss) per equity unit	$4.94
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Operations

(unaudited)

		Three Months Ending June 30, 2000
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$57,204	$10,775	$67,979
	------------	------------	------------
Total Revenue	57,204	10,775	67,979
	------------	------------	------------

Costs and Expenses:
Production expense	23,444	4,416	27,860
General and administrative to a related party	21,037	3,962	24,999
General and administrative	5,481	1,032	6,513
Depreciation, depletion and amortization	18,636	188	18,824
	------------	------------	------------
Total Costs and Expenses	68,598	9,598	78,196
	------------	------------	------------
Net Income(Loss)	$(11,394)	$1,177	$(10,217)
	=======	=======	========
Net Income(Loss) per equity unit	$(1.30)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,009,209	$(91,107)	$918,102
Net Income(Loss)	40,519	8,560	49,079
	--------------	-------------	---------------
Balance at end of period	$1,049,728	$(82,547)	$967,181
	========	========	=========

		Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,031,925	$(98,812)	$933,113
Net Income(Loss)	(14,152)	3,980	(10,172)
	--------------	------------	--------------
Balance at end of period	$1,017,773	$(94,832)	$922,941
	========	========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending June 30, 2001
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,006,332	$(88,834)	$917,498
Net Income(Loss)	43,396	6,287	49,683
	------------	------------	-------------
Balance at end of period	$1,049,728	$(82,547)	$967,181
	=======	=======	========
Three Months Ended June 30, 2000
	Limited Partners	General Partners	Total

Balance at beginning of period	$1,029,167	$(96,009)	$933,158
Net Income(Loss)	(11,394)	1,177	(10,217)
	-------------	------------	-------------
Balance at end of period	$1,017,773	$(94,832)	$922,941
	========	=======	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1981

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six Months Ended June 30, 2001	Six months Ended June 30, 2000

Net cash provided by operating activities	$3	$19,743
	--------------	--------------
Cash used in investment activities:
Investment in wells and related Facilities	0	(19,748)
	--------------	--------------
Net Cash used in investment Activities	0	(19,748)
	-------------	--------------
Net increase(decrease) in cash and cash equivalents	3	(5)
Cash and cash equivalents at beginning of period	3	7
	--------------	--------------
Cash and cash equivalents at end of period	$6	$2
	=========	========

See accompanying note to financial statements.


STERLING GAS DRILLING FUND 1981

(a New York limited partnership)

Note to Financial Statements

June 30, 2001

1. The accompanying statements for the period ending June 30, 2001 are unaudited but reflect all the adjustments necessary to present fairly the results of operations.